Form 10KSB40
period 1999-03-31
NURESCELL INC
filed 1999-06-28
CIK 1069249

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)
/X/       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

For the fiscal year ended         March 31, 1999

                                       OR



/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number             0-25377

                                 NURESCELL INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               NEVADA                                    33-0805583
   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

  1400 BRISTOL STREET N., SUITE 240, NEWPORT BEACH, CALIFORNIA          92660
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER:                      (949) 752-0071

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

    TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
           None                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         Common Stock, $.0001 par value
                                (TITLE OF CLASS)
                    Class "A" Common Stock Purchase Warrants
                                (TITLE OF CLASS)
                    Class "B" Common Stock Purchase Warrants
                                (TITLE OF CLASS)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes / /   No /X/


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/


         Issuer's net loss for its most recent fiscal year (ended March 31, 1999) was $(644,526).


         The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the issuer, based upon the average bid and asked price of such common equity on June 23, 1999, as reported by the OTC Bulletin Board, was approximately $13,439,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of outstanding shares of the issuer's Common Stock on June 23, 1999 was 13,096,000.

DOCUMENTS INCORPORATED BY REFERENCE                None

Transitional Small Business Disclosure Format (CHECK ONE):     Yes /x/ No / /

                                     PART I

NOTE: NURESCELL INC. HAS ELECTED TO FOLLOW DISCLOSURE ALTERNATIVE 2 IN THE
      PREPARATION OF THIS REPORT.


ITEM 6.  DESCRIPTION OF BUSINESS.

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. AS A RESULT OF CERTAIN FACTORS DESCRIBED BELOW AND ELSEWHERE IN THIS REPORT, AND OTHER FACTORS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THOSE FORWARD- LOOKING STATEMENTS.

         GENERAL. Nurescell Inc. (the "Company" or "Registrant") was formed in Nevada on May 12, 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology is being designed for incorporation into the structural components of new and existing nuclear reactor facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing physical facilities. It is also being designed as a containment material which will provide an attractive alternative to the conventional concrete/steel entombment and glassification technologies currently used to store ever-increasing amounts of spent nuclear fuel and other radioactive waste. In addition, it is expected to provide an innovative shielding material critical to advanced accelerator and defense research applications. The Nurescell Technology is based upon a proprietary formulation which was acquired from Adrian A. Joseph, Ph.D., the Company's President and majority shareholder, in June 1998. See "Item 11. Interest of Management and Others in Certain Transactions." The intended market and primary application for the Company's products will be nuclear power plants, accelerators and waste storage facilities worldwide. Based on the potential applications for the Nurescell Technology, as well as the potential markets, the Company believes that there is a substantial opportunity to develop a profitable business over the next two years. However, because the Company is in its start-up and research and development and testing stage, it currently has no final products and no sales, and is not currently marketing the Nurescell Technology. As a result, there can be no assurance that the Company or the Nurescell Technology will be successful or that the Company can or will achieve any sales or profitability.

         THE PROPOSED PRODUCTS. The Nurescell Technology is expected to be superior to existing and competing technology which is based upon a ceramic silicon foam (also originally developed by Dr. Joseph). It is believed that products based on the Nurescell Technology will possess characteristics which include:

                -         Favorable Heat Transfer and Diffusion Properties
                -         High Radioactive Resistance
                -         High Compressive and Tensile Strengths
                -         Corrosion and Shrinkage Resistance
                -         Fugitive Gassing Properties
                -         Resistance to Weathering and Aging
                -         Ease of Application and Handling
                -         A Non-Hazardous Application Process

         In addition, the Company's products are expected to result in significant reductions in the weight and volume of encapsulated nuclear waste and/or on-site spent fuel depository space. If achieved, those characteristics are believed by the Company to be superior to ceramic silicon foam (which does not have mechanical strength, shrinks when subjected to high temperatures and is comprised of hydrogen chains which are a potential danger in high temperature environments) and thus correct some of the most acute problems associated with conventional nuclear materials and the resultant radioactive waste problems. In addition, the physical performance characteristics of Nurescell Technology materials are expected to expedite advances in nuclear accelerator and innovative fuel projects, which require special performance materials for their facilities.

         The Company's products are currently in the sample testing stage. At this point, the Company has completed a "Statement of Work" with the U.S. Department of Energy ("DOE") and Battelle Memorial Institute, Pacific Northwest National Laboratory ("PNNL"), and is in the process of finalizing a Cooperative Research and Development Agreement for product testing and market development with the DOE and PNNL (the latter of which will conduct the sample testing). After commencement, it is anticipated that PNNL's test and evaluation process will take approximately two years.

         In parallel with the work by PNNL, the Company has entered into an agreement with the University of Missouri for product testing with respect to high levels of alpha, beta and gamma radiation. At this point, samples have been shipped to the University of Missouri and the first set of test results is expected around July 15, 1999.

         After the performance of the Nurescell Technology has been satisfactorily evaluated by PNNL, the Company will seek to incorporate Nurescell Technology products into field studies of specialized applications and into bench scale and field trials of specialized private enterprise equipment. Simultaneous with that phase, the Company will use its best efforts to seek out and form various strategic alliances for the use of its products in nuclear material handling equipment and applications.

         THE MARKET. The Company considers every nuclear power plant in the world to be a potential customer for the Nurescell Technology which, because of its mechanical properties (including structural strength), can be used in materials for construction of new nuclear facilities or in the retrofitting of existing facilities. At this time, there are approximately 108 nuclear power plants in the United States, of which approximately 40 are not currently in operation. Of the operating nuclear power plants, approximately 50 are owned by the DOE and the balance are owned by public and private utilities. There are also currently approximately 360 nuclear power plants in the world which are not located in the United States or Russia. Because accidents do occur at nuclear power plants for a variety of reasons, management of the Company believes that a cost-effective safety shield system for new and existing facilities is in great demand.

         The Company also believes that its products can play an important role in the recovery and reuse of materials from existing nuclear warheads. As nuclear arsenals in the U.S. and former Soviet Union are dismantled, this application will grow in importance.

         In light of the huge and steadily growing deposits of worldwide nuclear waste and related materials (447,000 metric tons according to 1995 estimates), the properties of the Nurescell Technology are believed to have a worldwide market as the means of correcting the existing problems with the handling and storage of spent reactor fuel and various other radioactive materials, such as uranium mill tailings and accelerator wastes.

         Because of their special shielding needs, it is expected that nuclear accelerator projects, as well as projects involving innovative fuels and defense research applications, will find the Nurescell Technology to be an important factor in implementing those projects.

         GOVERNMENTAL REGULATION. In the United States, the nuclear power industry is highly regulated under the jurisdiction of the DOE and the Nuclear Regulatory Commission ("NRC"), with the NRC having primary responsibility for enacting and enforcing regulations designed to ensure the safety of nuclear power plants. That regulatory authority extends from construction to all phases of operations. In particular, the NRC has the authority to require nuclear power plants to utilize specific measures to ensure and enhance their safety.

         In the rest of the world, regulatory oversight of nuclear power plants is effected through a Nuclear Safety Committee which is comprised of representatives from throughout the world.

         COMPETITION. The number of competitors offering proprietary products designed to accomplish the same or similar effects as the Nurescell Technology include Lockheed Martin, which is in the process of testing the ceramic silicon foam technology, and SAE (France), which utilizes a concrete-iron technology, among others. Other companies may currently have or may succeed in developing products superior to the Nurescell Technology, or may more effectively market such other products, either of which could substantially reduce the potential market for products using the Nurescell Technology.

         MARKETING STRATEGY. At this time, the Company plans to divide its major market into the following divisions:

                -         Reactor Spent Nuclear Fuel
                -         Department of Defense Special Projects
                -         EM-40 Environmental Management and Site Restoration
                          Programs
                -         Specialized Advanced Accelerator Materials
                -         High Level Nuclear Wastes

         The Company's marketing strategy is to develop its products in accordance with the specifications and design which will be required by the NRC and DOE and, in some situations, the Department of Defense ("DOD"). The Company will then seek to present the Nurescell Technology to the NRC, DOE and, as appropriate, the DOD, with emphasis on both the efficacy of the technology and the cost savings which the technology will allow by reducing downtime for maintenance. This presentation will be made with the intent of having the NRC mandate that the Nurescell Technology be installed in all nuclear power plants in the United States. The Company believes that becoming the standard in the United States will then result in the Nurescell Technology being accepted as the standard worldwide. The Company's marketing organization structure will be based upon the following:

                           - The use of Company technical personnel with substantial nuclear physics and engineering, field technical sales and corporate product management experience at the corporate level, each with a specific area of technical expertise.

                           - Field Technical Sales Representatives with successful, in-depth experience in nuclear physics and engineering and technical sales work located in those geographical areas which will best serve the rapid development of the Company's business.

                           - Presentations at nuclear power trade shows where independent environmental engineering and consulting companies can be made increasingly aware of the Nurescell Technology and the unique applications that can serve their clients' needs.

         If the Company is able to move ahead as planned, it expects to begin involvement in a variety of nuclear markets by the end of 1999, including commercial domestic and international nuclear plants, submarine-based nuclear reactors, DOD and DOE nuclear waste site restoration projects and nuclear accelerator materials.

         PRODUCT MANUFACTURING AND INSTALLATION. At this time, samples of Nurescell Technology products that are required by PNNL and the University of Missouri are being prepared by Thermach Engineering, an experienced formulation laboratory. Once mass production begins, the Company anticipates that a major United States chemical manufacturing company will be a contract manufacturer of products incorporating the Nurescell Technology. The Company has also established contacts in Israel with the Atomic Nuclear Commission for the purpose of establishing a manufacturing capacity. For installation of its products, the Company anticipates contracting with engineering firms to install those products in nuclear power plants and other applications identified by the Company for the encapsulation of nuclear materials. The Company does not anticipate any difficulty in obtaining the ingredients needed to manufacture its products.

         INTELLECTUAL PROPERTY RIGHTS. At this time, a United States patent has been applied for with respect to certain elements of the Nurescell Technology (patent application No. 09/187,641). To date, no patents have been issued pending the results of further research, testing and legal work. It is anticipated that the ingredients of the Nurescell Technology will also be manufactured under secrecy agreements. In addition, the Company will pursue foreign patents and other U.S. and foreign protection of its intellectual property to the extent appropriate under the circumstances.

         PERSONNEL. The Company currently has five employees (all of whom are full-time), three part-time consultants and a technical Board of Advisors currently comprised of one member. It is anticipated that additional employees will be hired as the needs of the Company require. It is also anticipated that the Company will utilize third party contractors to handle various of the Company's needs as they arise.

         PLAN OF OPERATION. The Company is in the very early stages of its development. Consequently, its operations consist principally of research, development and testing of the basic Nurescell Technology. Although the Company intends to actively pursue research grants to fund either all or a portion of this research, development and testing, any such revenues are not anticipated prior to the fiscal quarter ending December 31, 1999. Additionally, there are no assurances that the Company will obtain any grants or that any grant funding received will be sufficient to meet all the Company's funding requirements, either within this estimated time frame or in the future. Revenues associated with actual commercial applications of the Nurescell Technology are not anticipated for two years. From inception to March 31, 1999, the Company has obtained approximately $995,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed. Through March 31, 1999, the Company utilized approximately $648,000 of the proceeds of the Offerings to (i) commence patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company. The approximately $347,000 of remaining proceeds from the Offerings is being used to begin initial formal testing of the Nurescell Technology, continue the pursuit of patents and provide administrative working capital. The Company anticipates that its remaining capital will enable it to operate until September 1999. The Company's financial statements for the period from May 12, 1998 (date of inception) to March 31, 1999 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. See "Part F/S - Index to Financial Statements." The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues (from research grants and/or commercial operations) in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either commercial loans or equity or debt offerings. At this time, the Company expects that it will need approximately $3 million in additional funding over the next two years in order to complete the necessary research, development and testing of its Nurescell Technology. The Company currently anticipates financing of at least $2 million to be derived from a "best efforts" private offering of equity securities which is currently being discussed with several private investors. It is anticipated that such offering will then be followed by a public offering of approximately $5,000,000. There can, however, be no guarantee that either of such offerings will be successfully completed or that any additional funding will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.


ITEM 7.  DESCRIPTION OF PROPERTY.

         The Company's executive office is located in leased premises of approximately 2,200 square feet. The lease commenced on June 1, 1999 and continues until May 31, 2002, with monthly rent of $3,679 which began on June 1, 1999 (subject to annual base rent increases of 2.9% commencing June 1, 2000). The Company expects that this space will be sufficient for its executive offices for the foreseeable future.


ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

         Set forth below is information regarding the directors and executive officers of the Company. The Company has no significant employees other than those described below and there are currently no other persons under consideration to become directors or executive officers of the Company.


         NAME                               AGE               POSITION
         ----                               ---               --------
         William A. Wilson                  84                Chairman of the Board (a Director
                                                              position)
         Adrian A. Joseph                   46                President
         Rita M. Lavelle                    50                Director and Vice President - Marketing
         John R. Longenecker                45                Director and Vice President - Operations
         Sharon Nitka                       37                Director, Chief Financial Officer and Secretary



         WILLIAM A. WILSON has been the Chairman of the Board of the Company since its inception on May 12, 1998. Mr. Wilson has approximately fifty years of business experience in both the financial and manufacturing fields and is currently an advisor and consultant to various high technology and financial companies. Mr. Wilson is the former Chairman of the Board of Web Wilson Oil Tools, Inc. and San Vicente Investments Co., and a former member of the Boards of Directors of Jorgensen Steel Company, Penzoil Company, Disease Detection International, Western Energy Management, Inc., Incomnet, Inc., National Registry Corporation, Orbit Technologies, Inc. and several privately held companies. He is also a director and corporate Secretary of Tresis International, a newly-formed corporation in which Adrian A. Joseph is the majority shareholder. Mr. Wilson was a delegate to several Republican conventions, Chairman of the Presidential Personnel Selection Committee (Reagan Administration), Presidential envoy to the Holy See (Vatican), first Ambassador to the Holy See (Reagan Administration) and a trustee of President Reagan's personal trust. Mr. Wilson holds Bachelor of Science and Master of Science degrees in Mechanical and Metallurgical Engineering from Stanford University. Mr. Wilson devotes approximately 20% of his business time to the Company.

         ADRIAN A. JOSEPH, PH.D. has been the President of the Company since its inception. Dr. Joseph holds a Ph.D. degree in nuclear physics from the Israel Institute of Technology, which he earned in 1974. For 12 years prior to the commencement of pre-organization work on the Company (which began in February
1996), Dr. Joseph was the founder and chief scientist and Chairman of the Board of Orbit Technologies Inc., a publicly traded company engaged in developing materials to treat existing hazardous waste. Dr. Joseph resigned his position with Orbit Technologies Inc. in February 1996, but remains a shareholder of that company. Dr. Joseph has developed many diverse technologies and holds 118 issued patents and has over 200 active patent applications on file. Dr. Joseph's work has included metafusion (a process for the fusion of metals at room temperature), low-cost titanium refining and extraction, ultrasound technology for the reduction of viscosity in fluids, and technologies in the coatings, plastics and foam areas. In 1994, he received an Honors Award from the Euro-Asian Association of Physicists for High Achievement in Nuclear Physics. Dr. Joseph also received his Bachelor of Science degree in Electronics Engineering from the Israel Institute of Technology. Dr. Joseph devotes essentially all of his business time to the Company.

         RITA M. LAVELLE has been a director and Vice-President of the Company since its inception. Since 1986, Ms. Lavelle has been the President of NuTECH Enterprises, Inc., an environmental engineering and remediation company. From 1982 through 1983, Ms. Lavelle was appointed by President Ronald Reagan as the Administrator of Hazardous Waste with the U.S. Environmental Protection Agency, where she controlled a $2.5 billion budget directing the nationwide enforcement and compliance efforts for U.S. hazardous waste handling and cleanup commonly known as the Superfund. Prior thereto, Ms. Lavelle held positions which included Director of Communications with Cordova Chemical and Aerojet, Director of Marketing with Intercontinental and Continental Chemicals, Department Information Officer with the California Department of Consumer Affairs, and Publications Assistance in Governor Ronald Reagan's Administration in California. Ms. Lavelle holds an MBA in Finance and Strategic Planning and Marketing from Pepperdine University and a BA degree in Biology and Mathematics. Ms. Lavelle devotes approximately 50% of her business time to the Company.

         JOHN R. LONGENECKER has been a director and Vice-President of the Company since its inception. Mr. Longenecker is also the President of Longenecker & Associates, a management consulting firm with the high technology and energy related businesses. Prior to the formation of Longenecker & Associates in 1989, Mr. Longenecker was Chairman of General Atomics International Services Corporation, a company which operates and maintains nuclear power stations. From 1983 to 1987, Mr. Longenecker served in the Reagan administration as the chief executive officer of the U.S. uranium enrichment business in the DOE, and prior thereto worked in the United States' nuclear reactor development program as the Director of Breeder Demonstration Projects for the DOE. Mr. Longenecker received both his Bachelor of Science and Master of Science degrees from Pennsylvania State University and is a member of that institution's Industrial Professional Advisory Council. Mr.
Longenecker devotes approximately 20% of his business time to the Company.

         SHARON NITKA has been a director and the Chief Financial Officer and Secretary of the Company since its inception and is the sister of Adrian A. Joseph. During the last five years, Ms. Nitka has also worked as a consultant for Nagila Foods, Inc. ("Nagila"), a company which, among other things, operates restaurants and prepares pre-packaged food items. Ms. Nitka's primary focus for Nagila has been the development of an effective marketing strategy, including community public relations. Other services for Nagila have included an in-depth analysis of the operations management, which included creating a new branch of delivery services and transforming Nagila's manual process to computerized systems. Ms. Nitka has also held a variety of administrative and management positions with various other companies. From 1985 to 1990, Ms. Nitka served as the financial administrator of Orbit Technologies Inc. and a programmer analyst with Metafuse Limited, both of which are or were controlled by Adrian A. Joseph. Ms. Nitka holds a Bachelor degree in computer science and business and devotes approximately 60% of her business time to the Company.

         Subject to prior resignation or removal, the Company's directors serve in that capacity until the next annual meeting of shareholders or until their successors are elected or appointed and duly qualified. Officers are appointed by the Board of Directors and serve in that capacity until resignation or removal. Except as noted above, there are no family relationships by blood, marriage or adoption among any directors and/or executive officers of the Company, and there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such director or executive officer was selected for his or her office or position. Except as noted above, within the past five years (i) no petition under the federal Bankruptcy Act or any state insolvency law has been filed by or against any executive officer or director of the Company, and no receiver, fiscal agent or similar officer has been appointed by a court for the business or property of any such persons, or any partnership in which any of such persons was a general partner at or within the two years before the time of such filing, or any corporation or business association of which any such person was an executive officer at or within the past two years and (ii) no director or executive officer of the Company has been convicted in a criminal proceeding (excluding traffic violations and other minor offenses).


ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS.

         COMPENSATION. The following table sets out the compensation paid on a cash basis from inception to March 31, 1999 to (i) each of the Company's three highest paid officers or directors and (ii) the Company's officers and directors as a group:


NAME OR IDENTITY OF GROUP                             TITLE                                            COMPENSATION(1)
---------------------------------------------         -----                                            ---------------
Adrian A. Joseph                                     President                                          $136,783(2)
Sharon Nitka                                         Chief Financial Officer, Secretary & Director      $ 30,928(3)
William A. Wilson                                    Director                                           $ 26,333(4)
All officers and directors as a group (5 persons)                                                       $229,225(5)



-----------------

(1) Does not include group life, health, hospitalization or other benefit plans which do not discriminate in scope, terms or operation in favor of officers or directors and which are available generally to all salaried employees.
(2) Dr. Joseph has also been issued options for 160,000 shares of Common Stock. See "Item 10. Security Ownership of Management and Certain Securityholders."
(3) Ms. Nitka has also been issued options for 60,000 shares of Common Stock. See "Item 10. Security Ownership of Management and Certain Securityholders."
(4) Mr. Wilson has also been issued options for 60,000 shares of Common Stock. See "Item 10. Security Ownership of Management and Certain Securityholders."
(5) As a group, the Company's officers and directors have also been issued options for 400,000 shares of Common Stock. See "Item 10. Security Ownership of Management and Certain Securityholders."

         STOCK OPTION PLAN. Under the Company's 1998 Stock Option Plan (the "Option Plan"), all officers and directors of the Company, as well as its employees and consultants, are eligible to be selected to participate. The purpose of the Option Plan is to promote the interests of the Company by providing participants with an inducement to maintain their status with the Company and to further advance the interests of the Company. Options are granted in consideration of things such as past and potential future contributions to the Company. The Option Plan is administered by a Stock Option Committee (the "Committee"), which consists of at least two directors appointed by the Company's Board of Directors.

         As of June 23, 1999, 300,000 options have been issued under the Option Plan. The aggregate number of shares of Common Stock to be delivered upon the exercise of all options granted under the Option Plan cannot exceed 360,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's Common Stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

         The Committee determines the individuals to whom and the times at which options are granted and the terms of, and number of shares subject to, each option. The Committee also has the authority to construe and interpret the Option Plan. There is no maximum or minimum number of shares which may be subject to options granted to any one individual under the Option Plan. The exercise price of the stock covered by each option is also determined by the Committee; provided, however, that (i) as to incentive stock options, such exercise price will not be less than an amount equal to 100% of the "fair value" of the stock (as determined pursuant to the Option Plan) on the date the option is granted (110% for options granted to persons who hold 10% or more of the Company's Common Stock) and (ii) as to all other options, such exercise price will not be less than an amount equal to 85% of the fair value of the stock on the date the option is granted. Upon the exercise of an option granted under the Option Plan, the exercise price is payable in full at the time of exercise, either in cash, by check, in stock of the Company valued at fair market value at the time of each such exercise or, in the Committee's discretion, by delivery of a promissory note. Subject to the express provisions of the Option Plan, the terms of each option granted under the Option Plan, including the exercise price, manner of exercise, vesting and duration of each option, shall be as specified in the applicable option agreement between the Company and the option holder.

         As a general proposition, if the option holder ceases, for any reason, to be an employee of the Company, or a director of the Company, as the case may be, the option holder will have a right thereafter to exercise the option during a specified period set forth in the option agreement between the Company and the option holder, which in the event of termination due to death or permanent disability, will be no more than three years and which, in all other cases, will be no more than one year.

         Options granted under the Option Plan are not assignable or transferable except by will or the laws of descent and distribution, and are exercisable during the option holder's lifetime only by the option holder. No options will be exercisable more than ten years after the date of grant (five years for options granted to persons holding 10% or more of the Company's Common Stock).

         Upon the anticipated occurrence of certain specified events, including a merger, consolidation or other transaction in which the Company ceases to be an independent corporation, the Committee, in its discretion, may provide that all options granted under the Option Plan will become exercisable in full for a specified period prior to such event.

         The Board of Directors of the Company or the Committee may amend, suspend or terminate the Option Plan at any time. Unless terminated sooner, the Option Plan will terminate on June 15, 2008 and no options may be granted thereafter. No amendment, suspension or termination of the Option Plan will, without the consent of the option holder, be made which would alter or impair any rights or obligations under any option then outstanding. Upon the dissolution or liquidation of the Company, the Option Plan will terminate, and any option previously granted thereunder and not yet exercisable in full will also terminate. In the event, however, that the Company is succeeded by another corporation, the Option Plan and any remaining options granted thereunder will be assumed by such successor corporation, subject to such adjustments as may be necessary due to the capital structure of the successor corporation.

         COMPENSATION ARRANGEMENTS. On May 15, 1998, the Company entered into a three-year employment agreement with Adrian A. Joseph. The employment agreement automatically renews for succeeding terms of one year, subject to the prior notification of termination by either the Company or Dr. Joseph. Annual compensation pursuant to the employment agreement is $180,000 per year, payable monthly, subject to annual increases at the discretion of the Company's Board of Directors. Dr. Joseph is also to receive an annual bonus equal to 10% of the amount of annual Company profits which exceeds $300,000 over the Company's prior year's profits. Although the employment agreement includes non-disclosure covenants as to the Company's trade secrets, Dr. Joseph is permitted to pursue other opportunities while serving as President of the Company, but only with the consent of the Board of Directors.

         The Company has also entered into an employment agreement with Sharon Nitka. That agreement is terminable by the Company at any time, without cause, and provides for an annual salary of $36,000 plus reimbursement of reasonable expenses incurred in the furtherance of the Company's business.

         The Company has entered into consulting agreements with William A. Wilson, Rita M. Lavelle and John R. Longenecker, each of whom is a director of the Company. Pursuant to those agreements (each of which is terminable by either party on 30-days notice), the Company pays consulting fees of $2,000 per month (which increased to $4,000 per month for Ms. Lavelle on March 1, 1999), plus reimbursement of Company-approved expenses.

         Except as noted above, the Company does not compensate its directors for their services as such, although they have been granted options under the Company's Option Plan. See "Stock Option Plan" above. It is, however, the policy of the Company to reimburse directors for reasonable expenses incurred in attending meetings of the Board of Directors.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS.

         The following table sets forth the record ownership of the Company's Common Stock (the Company's only class of voting stock) as of June 23, 1999 as to (i) each person or entity who owns more than 10% of any class of the Company's securities (including those shares subject to outstanding options),
(ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:


NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED(1)             PERCENT OF CLASS (2)
-------------------------                   -------------------------             --------------------
Adrian A.  and Dianna Joseph                         7,844,000                                   59.9%
1400 Bristol Street N., Suite 240
Newport Beach, California 92660

Sharon Nitka                                         350,000(3)                                   2.7%
1400 Bristol Street N., Suite 240
Newport Beach, California 92660

William A. Wilson                                    750,000(3)                                   5.7%
10101 Wilshire Boulevard
Los Angeles, California 90024



All officers and directors                           9,844,000            75.1%
as a group (5 persons)



----------------------
(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable.
(2) Based on 13,026,500 shares of Common Stock outstanding, without taking into account any shares issuable upon the exercise of outstanding options or warrants.
(3) Does not include shares which can be obtained upon exercise of the options described in the table below.

         Other than the Class "A" Common Stock Purchase Warrants, the Company has no class of non-voting securities presently outstanding.

         The following table sets forth the options, warrants and other rights to purchase securities of the Company which were held as of June 23, 1999 by (i) each person or entity who owns more than 10% of any class of the Company's securities, (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:


                                    TITLE AND AMOUNT
                                    OF SECURITIES CALLED
                                    FOR BY OPTIONS,                                                          EXPIRATION
NAME OF HOLDER                      WARRANTS OR RIGHTS(1)                       EXERCISE PRICE                     DATE
---------------------------         -------------------------------------       --------------               ----------
Adrian A. Joseph                    100,000 shares of Common Stock              $1.00/share                    Varies(2)
                                    60,000 shares of Common Stock               $0.55/share                    Varies(3)

Sharon Nitka                        60,000 shares of Common Stock               $0.50/share                    Varies(3)

William A. Wilson                   60,000 shares of Common Stock               $0.50/share                    Varies(3)

All officers and directors          400,000 shares of Common Stock              $0.50/share,                Varies(2)(3)
as a group (5 persons)                                                          $0.55/share and
                                                                                $$1.00/share
-------------



(1)      All options in this table are fully vested.
(2) Options are exercisable only during the term of Dr. Joseph's employment agreement, subject to extension to June 1, 2001 under certain circumstances.
(3) Options are exercisable until July 31, 2003 as to Dr. Joseph, and until July 31, 2008 as to the other optionees, subject in each case to earlier termination in the event of death, disability and certain other events.


ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

         The following is a description of those transactions by the Company since its inception or which are presently proposed in which (i) any Company director, officer, promoter or greater than 10% shareholder (or a relative or spouse thereof, or any relative of such spouse) has or is to have a direct or indirect interest and (ii) the amount involved exceeds $50,000.

         On June 12, 1998, the Company issued to Adrian A. Joseph (the Company's President and majority shareholder) 10,000,000 shares of Common Stock in return for his assignment of the Nurescell Technology which he developed. At that time, the Company also paid Dr. Joseph approximately $34,000 for certain materials and supplies owned by him in connection with the development of that technology.

         The Company has also entered into employment agreements with Dr. Joseph and Sharon Nitka (the Company's Chief Financial Officer and Secretary and a director), as described above in "Item 9. Remuneration of Directors and Officers," and has granted stock options to Dr. Joseph and Ms. Nitka, as described in "Item 10. Security Ownership of Management and Certain Securityholders."

         The Company has entered into consulting agreements with Rita M. Lavelle, William A. Wilson and John R. Longenecker (each of whom is a director), as described above in "Item 9. Remuneration of Directors and Officers." The

Company has also granted stock options to each of those persons, as described in "Item 10. Security Ownership of Management and Certain Securityholders."


                                     PART II


ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NUSL" and has been so quoted since June 22, 1999. Prior to that date, there was no public trading market for the Company's equity securities. In addition, the Company's Class "A" Common Stock Purchase Warrants (the "Class A Warrants") are quoted on the OTC Bulletin Board under the symbol "NUSLW."

         The following table sets forth the quarterly high and low bids for the Company's Common Stock as reported by the OTC Bulletin Board since the beginning of public trading:


                                                          COMMON STOCK
                                                     ----------------------
         FISCAL YEAR 2000                            HIGH*             LOW*
First quarter (starting June 22, 1999)  . . . . . . . . . $5.50        $4.00



---------
         * These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of March 31, 1999, the number of record holders of the Company's Common Stock was 220.



ITEM 2.  LEGAL PROCEEDINGS.

         The Company is not currently a party to any legal proceedings and, to the knowledge of management, there is no litigation threatened by or against the Company.


ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.


ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         During the fiscal year ended March 31, 1999, the Company was not required to file forms in compliance with Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). Filing of those forms was required beginning on April 12, 1999, the date the Company's Registration Statement on Form 10-SB became effective.


ITEM 6.  REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                    PART F/S

INDEX TO FINANCIAL STATEMENTS.

                                                                              PAGE
Report of Independent Accountants                                              F-2
Balance Sheet as of March 31, 1999                                             F-3
Statements of Operations for the period from May 12, 1998
 (date of inception) to March 31, 1999                                         F-4
Statement of Changes in Stockholders' Equity for the period
 from May 12, 1998 (date of inception) to March 31, 1999                       F-5
Statement of Cash Flows for the period from May 12, 1998
 (date of inception) to March 31, 1999                                         F-6
Notes to Financial Statements                                                  F-7


RONALD L. JAMIESON, CPA
Certified Public Accountants

4281 Katella Ave, Suite 117, Los Alamitos, CA  90720
(714)821-9690 * (562)598-8549 * Fax (714)821-9286



                                  June 15, 1999




To the Board of Directors
Nurescell Inc.
Irvine, CA  92614

I have audited the accompanying balance sheets of Nurescell Inc. (a development stage company) as of March 31, 1999, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the period from May 12, 1998 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentaion. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Nurescell as of March 31, 1999, and the results of its operations and its cash flows for the period from May 12, 1998 (inception) to March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing certain radiation shielding technology. As discussed in Note 1 to the financial statements, the Company's accumulated losses from operations and negative operating cash flows; its necessity to obtain additional financing to fund operations until the necessary regulatory approvals are obtained, if ever; and its ability to ultimately attain successful operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                             /s/ Ronald L. Jamieson, CPA
                                             ---------------------------
                                             Ronald L. Jamieson, CPA

                                 NURESCELL INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                                 March 31, 1999



                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                  $  125,421
 Stock subscriptions receivable                                 25,000
 Advances to employees                                          12,075
 Note receivable officer                                        54,673
 Other receivables                                               3,761
                                                            ----------
  Total Current Assets                                                          $  220,930

PROPERTY PLANT AND EQUIPMENT at cost, less accumulated
     depreciation of $5,881                                                         43,100


OTHER ASSETS
 Deposits                                                        3,000
 Intangibles                                                    18,609
                                                            ----------
  Total Other Assets                                                                21,609
                                                                                ----------

TOTAL ASSETS                                                                       285,639
                                                                                ----------
                                                                                ----------

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES
 Accounts payable                                           $   34,836
 Accrued Salaries                                                3,000
 Payroll Taxes Payable                                           6,839
                                                            ----------
                                                                                $   44,665

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Common stock; $.0001 par, 50,000,000 shares
      authorized, 13,077,000 shares issued and
      outstanding                                                1,308
     Common stock subscribed; $.0001 par,
      5,000 shares                                                   -
     Additional paid in capital                                884,192
     Deficit accumulated during the development stage        (644,526)
                                                            ----------
                                                                                   240,974
                                                                                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                         $  285,639
                                                                                ----------
                                                                                ----------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          NURESCELL INC.
                  (A DEVELOPMENT STAGE COMPANY)


                     STATEMENTS OF OPERATIONS
      FOR THE PERIOD FROM MAY 12, 1998 (DATE OF INCEPTION) TO
                         MARCH 31, 1999



OPERATING EXPENSES:
Research and development                        $     2,000
General and administrative                          640,041
Depreciation                                          5,881
                                                -----------

Total expenses                                      647,922
                                                -----------

Loss from operations                               (647,922)

OTHER INCOME:
Interest Income                                       3,396
                                                -----------

NET LOSS                                        $  (644,526)
                                                -----------
                                                -----------

NET LOSS PER SHARE

   Basic and fully diluted                      $     (0.05)
                                                -----------
                                                -----------

   Weighted average common shares outstanding   $11,886,066
                                                -----------
                                                -----------





                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 NURESCELL INC.

                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
             For the Period from May 12, 1998 (Date of Inception) to
                                 March 31, 1999



                                                                           ADDITIONAL       COMMON
                                                   COMMON STOCK             PAID-IN          STOCK       ACCUMULATED
                                               SHARES        AMOUNT         CAPITAL       SUBSCRIBED       DEFICIT
                                              ----------     ------        ----------     ----------     -----------
Issuance of common stock:
     Cash - Founding Shareholders              2,500,000     $  250         $ 2,250
     Technology agreement                     10,000,000      1,000           9,000
     Cash - $1.00 per share                      498,000         50         497,950
     Cash - $5.00 per share, net of
       issuance cost                              79,000          8         349,992
     Common stock subscriptions                                              25,000

NET LOSS                                                                                                 $ (644,526)
                                              ----------     ------        ----------     ----------     -----------
BALANCE, MARCH 31, 1999                       13,077,000     $1,308       $ 884,192        $     -       $ (644,526)
                                              ----------     ------        ----------     ----------     -----------
                                              ----------     ------        ----------     ----------     -----------


                                 NURESCELL INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
            For the Period from May 12, 1998 (Date of Inception) to
                                 March 31, 1999


CASH FLOWS IN OPERATING ACTIVITIES:
     Net loss                                                         $   (644,526)
     Adjustments to reconcile net loss to net cash used in
     Operating activities:
          Depreciation                                                       5,881
          Changes in assets and liabilities:
          Advances to employees                                            (12,075)
          Deposits                                                          (3,000)
          Other receivable                                                  (3,761)
          Accounts payable                                                  34,826
          Accrued salaries                                                   3,000
          Accrued payroll taxes                                              6,839
                                                                      ------------
            Net Cash Flows Used by Operating Activities                   (612,816)
                                                                      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment                                   (48,981)
Acquistion of intangibles                                                  (18,609)
Issuance of note receivable                                                (54,673)
                                                                      ------------
            Net Cash Flows Used by Investing Activities                   (122,263)
                                                                      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                    860,500
                                                                      ------------
            Net Cash Flows Provided by Financing Activities                860,500
                                                                      ------------

NET INCREASE IN CASH

CASH AT BEGINNING OF PERIOD
                                                                      ------------

CASH AT END OF PERIOD                                                 $    125,421
                                                                      ------------
                                                                      ------------

SUPPLEMENTAL DISCLOSURES:


     Noncash Investing and Financing Transactions:
       Fair market value of intangibles acquired                      $     10,000




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

1.   GENERAL

     NATURE OF BUSINESS

     The Company was incorporated on May 12, 1998, pursuant to the laws of the State of Nevada under the name Nurescell Inc. The Company is currently engaged in the research, development and testing of its proprietary radiation shielding technology.

     GOING-CONCERN

     The accompanying financial statements have been prepared based on the assumption that the Company will continue as a going-concern. This assumption anticipates that the Company will be able to realize assets and satisfy obligations in the normal course of business. The Company has accumulated net losses of $644,526 and negative cash flows from operating activities of $612,816 from inception to March 31, 1999. The Company has not completed testing and development nor obtained patents on its principal technology. The technology must undergo further development and testing before the Company will be able to generate any significant commercial revenues. The Company anticipates that research, development and testing will require significant additional financing. Management intends to seek the additional financing through future private placement offerings, joint ventures, and research grants. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to complete the necessary research, development and testing necessary to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going-concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR END
     In March, 1999, the Board of Directors approved management's plan to change the Company's fiscal year from a calendar year to a fiscal year ending March 31, 1999.

     RECLASSIFICATIONS
     Certain prior quarter balances have been reclassified to conform with the current year-end presentation.

     In 1998, the American Institute of Certified Public Accountants (AICPA) amended the AICPA SOP and Audit and Accounting Guides addressing the reporting of costs of start-up activities. Effective for fiscal years beginning after December 15, 1998, SOP No. 98 require costs of start-up activities and organizational costs to be expensed as incurred. Because early application is encouraged in prior periods, the Company has restated the financial statements to conform. To date, approximately $85,408 of startup costs and organizational expense have been expensed.

     The Company will adopt these required changes on all subsequent statements.

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999



USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Such costs were approximately $2,000 in the fiscal year ended March 31, 1999.

BASIS OF PRESENTATION
Since the Company has no revenues and has not yet commenced its principal operations, it is considered a "development stage enterprise," as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents for the statement of cash flows include cash and cash on deposit. The Company maintains its cash balance in one financial institution. During the fiscal year, the Company's cash balance periodically exceeded the financial institution's insured Federal Deposit Insurance Corporation limit of $100,000.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and improvements are capitalized. Depreciation of furniture, fixtures, and equipment is computed using the straight-line method. Estimated useful lives for reporting purposes are as follows:


         Furniture, fixtures, and equipment                   5 Years



OTHER ASSETS
Other assets consist of deposits and intangibles. Intangibles include patent application (and associated legal costs) and certain technology acquisition costs. Upon commencement of operations, all costs associated with obtaining patents and technology acquisition costs will be amortized on a straight-line basis over a 17-year period. The Company will evaluate the recoverability of intangibles on an annual basis by comparing the estimated net realizable value of the intangibles to their carrying value. Organization costs and start up costs have been expensed in accordance with AICPA pronouncement (SOP-98.5).

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999



     LOSS PER SHARE

     In 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. Options to purchase shares of common stock are not included in the computation of diluted loss per share since the effect would be antidilutive.

     INCOME TAXES
     The Company accounts for its income taxes in accordance with the standards specified in SFAS No. 109, Accounting for Income Taxes.

3.   INTANGIBLE ASSETS

     On June 12, 1998, the Company entered into a Sale of Technology Agreement ("Agreement") with Dr. Adrian Joseph (now an Officer of the Company) whereby the Company acquired all rights, title and interest in a new generation of flexible containment material ("Nuresfoam") for fissionable nuclear material ("Technology"). The Technology is based, in part, on prior patented technology, however the Technology itself has not yet be patented nor trademarked. An U.S. patent has been applied for with the U.S.
     Patent Office, U.S. Patent Application 09/187,641.

     As consideration for the sale of the Technology, Dr. Joseph received 10,000,000 shares or 80% of the Company's then outstanding common stock. The transfer of the Technology was intended to be a tax-free exchange in accordance with Internal Revenue Code Section 351. The Agreement stated that the Company valued the Technology at $5,000,000; however, an independent valuation of the technology was not obtained. Consequently, the Technology has been recorded at a nominal value of $10,000 based on the fair value ($.0001 per share) of the common stock issued in exchange for the Technology on the date of transfer.

4.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases office space under an operating sublease that requires minimum monthly payments of $3,719. Rent expense for the period ended March 31, 1999 was $45,619.

     Effective June 1, 1999, the Company has moved to a new location and has entered into a new three year lease that requires minimum monthly payments of $3,422.

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


     The estimated future minimum lease payments under all operating leases for the years ending March 31, are as follows:


                                               Period Ending
                                      ---------------------------------
                                                            March 31
                                                            --------
                              2000                          $   41,658
                              2001                              41,064
                              2002                              41,064
                                                            ----------
                              Total                         $  123,786
                                                            ----------
                                                            ----------



5.   INCOME TAXES

     For federal income tax purposes, approximately $644,526 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because management believes that there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the $279,080 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

6.   COMMON STOCK

     The Company has 50,000,000 shares of $.0001 par value common stock authorized of which and 13,077,000 shares were issued and outstanding at March, 31, 1999.

     Common stock issued from issuance of $5.00 shares has been reflected net of offering expenses of approximately of $45,000.

7.   STOCK OPTIONS

     Effective June 15, 1998, the stockholders approved an Incentive Stock Option Plan granting to any Director, Officer, Employee or Consultant to the Company options to purchase Company Common Stock over a ten-year period, at the fair market value at time of grant. The aggregate number of common shares of the Company, which may be granted under the plan is 360,000 shares. In addition to options for 300,000 shares which have been granted under the plan, the Company has also granted options for 100,000 shares to an Officer pursuant to his employment agreement. No options were exercised as of March 31, 1999.

8.   STOCK WARRANTS

     Effective September 15, 1998 the stockholders approved a plan to issue units consisting of one share of Common Stock (the "Common Stock") and one Class "A" Common Stock Purchase Warrant (the "Class A Warrants") of the Company.

     The Class "A" Warrants are exercisable into one (1) share of Common Stock and one (1) Class "B" Common Stock Purchase Warrant (the "Class "B" Warrant") commencing the day immediately after the first anniversary of the closing of the offering (the "A" Exercise Date") and have an exercise price of $4.00. The Class "A" Warrants expire on the first anniversary of the "A" Exercise Date (the "A" Expiration Date"). The Class "B" Warrants are exercisable into one (1) share of Common Stock commencing immediately upon their issuance (the "B" Exercise Date") and have an exercise price of $3.00 per share of Company Common Stock. The Class "B" Warrants expire on the first anniversary of the "B" Exercise Date.

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

     Prior to permitting the exercise of either the Class "A" or Class "B" Warrants offered hereby, the Company will be required to either register the underlying Common Stock or seek an exemption from registration under both federal and state law. The Common Stock and the Class "A" warrant are immediately detachable.

9.   RELATED PARTIES

     The Company has made unsecured loans of $54,673, including interest, to one of its officers. These 10% interest-bearing loans are evidenced by notes and are all due within twelve months.

     The Company has also entered into consulting contracts with certain Directors as a means of inducing the Directors to devote additional time and effort to the Company over and above the time normally expected of a Director. These contracts provide for payments of $2,000 to $4,000 per month to each Director under contract, have no stated termination date but are cancelable by either party on 30 days written notice. Amounts paid by the Company under these contracts were $74,599, respectively at March 31, 1999.

     The Company purchased various chemicals, lab equipment, research material and start-up expenses from a related party. The purchases of lab equipment, research materials and start-up expenses amounted to $20,000 during the period ended March 31, 1999. The purchase of chemicals for the period ended March 31, 1999 amounted to $14,000.

10.  SUBSEQUENT EVENTS

     SIGNIFICANT CONTRACTS AND AGREEMENTS

     On March 1, 1999, the Company entered into a letter of understanding ("LOU") with Performance Improvement International ("PII"). Under the LOU, PII will provide certain marketing, product development, specification review and other services to the Company related to nuclear power plants. PII is headed by Dr. Chang Chiu, a former Dean of Physics at the Massachusetts Institute of Technology and the former General Manager of the San Onofre Nuclear Power Station. The LOU provides for PII to receive a percentage of all nuclear power plant net revenues generated as a direct result of PII's services.

     The Company is currently in discussions with a Southern California based entity to raise approximately $5,000,000 on a "best efforts" basis through a private-offering of equity securities. Although the Company has received a letter of commitment from the entity outlining the general terms of the fund raising, no formal agreements have been signed to date. These discussions are preliminary in nature and there is no guarantee that the Company will be able to consummate any offering whereby the Company will receive all or any portion of the $5,000,000 at any time during the near or distant future.

     The Company is currently involved in negotiations with Battelle Memorial Institute, Pacific Northwest Division (PNNL) in order to establish a working relationship for the testing and qualification of the Technology. In this context, the Company is discussing the benefit of forming a joint venture, known as "CRADA" versus a private venture with PNNL.

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


     In parallel with the work by PNNL, the Company has entered into an agreement with the University of Missouri for product testing with respect to high levels of alpha, beta and gamma radiation. This work will be accomplished in a twelve month period at an approximate cost of $151,064.

     After the performance of the Technology has been satisfactorily evaluated by PNNL, the Company will seek to incorporate Technology based products into field studies of specialized applications and into bench scale and field trials of specialized private enterprise equipment. Simultaneous with that phase, the Company will use its best efforts to seek out and form various strategic alliances for the use of its products in nuclear material handling equipment and applications.

     The Company has agreed to repurchase 2,000 shares at the original cost of $10,000 from an investor.

     The Company, in return for introducing investors to the Company, has offered to select individuals options to purchase one share of the Company common stock at one dollar ($1.00) for every share of the Company common stock sold to any investor introduced to the Company by such individual. This option is to be excercised only twelve (12) months after the completion of the transaction mentioned above, (i.e. "exercising day") and the option will be good for twenty-four (24) months after the exercising day.

     SECURITIES OFFERINGS

     The Company had previously completed a securities offering under Rule 504 of Regulation D ("Rule 504") pursuant to an Offering Memorandum dated June 22, 1998. In addition, the Company has completed an offering of additional securities (consisting of Common Stock and Class A Warrants) under Rule 504 pursuant to an Offering Memorandum dated September 18, 1998.

     The Company has filed a Form 10-SB registration statement with the Securities and Exchange Commission, which filing has now become effective.

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NUSL", and has been so quoted since June 10, 1999. Prior to that date, there was no public trading market for the Company's equity securities. In addition, the Company's Class "A" Common Stock Purchase Warrants (the "Class A Warrants") are quoted on the OTC Bulletin Board under the symbol "NUSLW".

                                   NURESCELL INC.

                           (A DEVELOPMENT STAGE COMPANY)

                             NOTES TO FINANCIAL STATEMENTS

                                    MARCH 31, 1999


11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected unaudited quarterly financial data for fiscal 1999 is summarized as follows:


                                                      Fiscal 1999 Quarters Ended
                                                --------------------------------
                                    5-12-98
                              (Date of Inception)
                                      to
                                    6-30-98         9-30-98       12-31-98       3-31-99
                                    -------         -------       --------       -------

                                        (In thousands, except per share data)

Operating expenses                  $   (78)        $  (169)      $  (228)       $  (173)
Other income                                                            2              1
Net loss                                (78)           (169)         (226)          (172)
Net loss per share                     (.01)           (.01)         (.02)          (.01)


Prior quarter results have been restated pursuant to SOP 98. This change had the effect of increasing prior quarter operating expenses.

Quarter ended June 30, 1998 reflects activity from May 12, 1998 (date of inception) to June 30, 1998.

                                    PART III

INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS.

                  The following exhibits are included as part of this Report:


         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------
         2.1                                Articles of Incorporation, as amended(1)

         2.2                                Bylaws(1)

         3.1                                Form of Class "A" Common Stock
                                            Purchase Warrant Certificate(1)

         3.2                                Form of Class "B" Common Stock
                                            Purchase Warrant Certificate(1)

         6.1                                Employment Agreement between the
                                            Company and Adrian A. Joseph, Ph.D.
                                            dated May 15, 1998(1)

         6.2                                Sale of Technology between the Company
                                            and Adrian A. Joseph dated June 12, 1998(1)

         6.3                                Employment Agreement between the
                                            Company and Sharon Nitka dated
                                            June 1, 1998(1)

         6.4                                Consulting Agreement between the
                                            Company and John Longenecker
                                            dated June 26, 1998(1)

         6.5                                Consulting Agreement between the
                                            Company and William A. Wilson dated
                                            June 10, 1998(1)

         6.6                                Consulting Agreement between the Company
                                            and Rita Lavelle dated June 1, 1998(1)

         6.7                                Form of Stock Option Agreement between the
                                            Company and its officers and directors(1)

         6.8                                1998 Stock Option Plan(1)

         6.9                                Form of Indemnification Agreement between the
                                            Company and its officers and directors(1)

         6.10                               Letter of Understanding for Proposed Agreement
                                            Between the Company and Performance Improvement
                                            International dated March 1, 1999(2)

         6.11                               Research Plan submitted by the University of
                                            Missouri to the Company(2)

         12.1                               Consent of Auditor

         12.2                               Power of Attorney




                                      III-1


         27                                 Financial Data Schedule



------------
         (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0-25377). Exhibit numbers from that Registration Statement have been retained.
         (2) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form 10SB (File No. 0-25377). Exhibit numbers from that Registration Statement have been retained.



                                      III-2

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 28th day of June, 1999.

                                 NURESCELL INC.

                                 By: /s/ Adrian A. Joseph
                                     ----------------------------
                                      Adrian A. Joseph, President
                                      Principal Executive Officer

                                 By:/s/ Sharon Nitka
                                    -----------------------------
                                      Sharon Nitka, Chief Financial Officer
                                      Principal Financial and Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                                DATE
---------                                   -----                                                ----
/s/ William A. Wilson                       Chairman of the Board                                June 28, 1999
---------------------
*William A. Wilson

/s/ Rita M. Lavelle                         Director and Vice President - Marketing              June 28, 1999
-----------------------
*Rita M. Lavelle

/s/ John R. Longenecker                     Director and Vice President - Operations             June 28, 1999
-----------------------
*John R. Longenecker

/s/ Sharon Nitka                            Director, Chief Financial Officer and Secretary      June 28, 1999
------------------------
*Sharon Nitka


*By:/s/ Adrian A. Joseph
    --------------------
    Adrian A. Joseph,
    Attorney-in-Fact




                                      III-3

                                  EXHIBIT INDEX



         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------
         2.1                                Articles of Incorporation, as amended(1)

         2.2                                Bylaws(1)

         3.1                                Form of Class "A" Common Stock
                                            Purchase Warrant Certificate(1)

         3.2                                Form of Class "B" Common Stock
                                            Purchase Warrant Certificate(1)

         6.1                                Employment Agreement between the
                                            Company and Adrian A. Joseph, Ph.D.
                                            dated May 15, 1998(1)

         6.2                                Sale of Technology between the Company
                                            and Adrian A. Joseph dated June 12, 1998(1)

         6.3                                Employment Agreement between the
                                            Company and Sharon Nitka dated
                                            June 1, 1998(1)

         6.4                                Consulting Agreement between the
                                            Company and John Longenecker
                                            dated June 26, 1998(1)

         6.5                                Consulting Agreement between the
                                            Company and William A. Wilson dated
                                            June 10, 1998(1)

         6.6                                Consulting Agreement between the Company
                                            and Rita Lavelle dated June 1, 1998(1)

         6.7                                Form of Stock Option Agreement between the
                                            Company and its officers and directors(1)

         6.8                                1998 Stock Option Plan(1)

         6.9                                Form of Indemnification Agreement between the
                                            Company and its officers and directors(1)

         6.10                               Letter of Understanding for Proposed Agreement
                                            Between the Company and Performance Improvement
                                            International dated March 1, 1999(2)

         6.11                               Research Plan submitted by the University of
                                            Missouri to the Company(2)

         12.1                               Consent of Auditor

         12.2                               Power of Attorney

         27                                 Financial Data Schedule



------------

         (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0-25377). Exhibit numbers from that Registration Statement have been retained.
         (2) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form 10SB (File No. 0-25377). Exhibit numbers from that Registration Statement have been retained.