Form 10QSB
period 1999-06-30
NURESCELL INC
filed 1999-08-16
CIK 1069249

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.

                                FORM 10-QSB


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

  /X/    For quarterly period ended June 30, 1999

                                    OR

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT


   Commission file number 0-25377



                                 NURESCELL INC.

A Nevada Corporation                            IRS Employer Identification No.:
                                                           33-0805583

                     Principal Executive Offices:
                     1400 Bristol Street North, Suite 240
                     Newport Beach, California 92660
                             (949) 752-0071

                          -------------------

Check whether Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at August 10, 1999: 13,096,000

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

                                    PART I
                            FINANCIAL INFORMATION


                                 NURESCELL INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS

                                                                     June 30,     March 31,
                                                                      1999          1999
                                                                    ---------     ---------
                                                                   (Unaudited)
Current Assets:
    Cash and cash equivalents                                       $  10,231     $ 125,421
    Stock subscriptions receivable                                        -0-        25,000
    Advances to employees                                                 -0-        12,075
    Note receivable officer                                            54,673        54,673
    Other receivables                                                   3,761         3,761
                                                                    ---------     ---------
             Total Current Assets                                      68,665       220,930

Property, Plant and Equipment at cost, less
    Accumulated depreciation and amortization of $7,483                45,126        43,100


Other Assets
    Deposits                                                            3,000         3,000
    Intangibles                                                        18,609        18,609
                                                                    ---------     ---------
             Total Other Assets                                        21,609        21,609

TOTAL ASSETS                                                        $ 135,400     $ 285,639
                                                                    =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                $  37,811     $  34,826
    Accrued Salaries                                                    3,000         3,000
    Payroll Taxes Payable                                              13,357         6,839
                                                                    ---------     ---------
             Total Current Liabilities                                 54,168        44,665


Stockholders' Equity
    Capital Stock                                                       1,308         1,308
    Additional Paid in Capital                                        959,192       884,192
    Deficit accumulated during the development stage                 (879,268)     (644,526)
                                                                    ---------     ---------

 Total Stockholders' Equity                                            81,232       240,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 135,400     $ 285,639
                                                                    =========     =========


                   See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                               For the period May 12,     For the period May 12,
                                                   Three months ended June   1998 (Date of Inception)    1998 (Date of Inception)
                                                          30, 1999               to June 30, 1998           to June 30, 1999
                                                   -----------------------   ------------------------    ------------------------
                                                         (Unaudited)               (Unaudited)                (Unaudited)

OPERATING EXPENSES:

Research and Development                                $         99                                          $      2,099
General and administration                                   236,450               $     74,784                    876,491
Depreciation                                                   1,602                         91                      7,483
                                                        ------------               ------------               ------------
Total Expenses                                               238,151                     74,875                    886,073


LOSS FROM OPERATIONS                                        (238,151)                   (74,875)                  (886,073)

OTHER INCOME

Interest income                                                3,409                        -0-                      6,805
                                                        ------------               ------------               ------------

NET LOSS                                                $   (234,742)              $    (74,875)              $   (879,268)
                                                        ============               ============               ============

NET LOSS PER SHARE

Basic and fully diluted                                 $      (0.02)              $      (0.01)              $      (0.07)
                                                        ============               ============               ============

  Weighted average common
    Shares outstanding                                    13,094,538                  5,875,510                 12,151,696
                                                        ============               ============               ============


                  See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the period May 12, 1998 (Date of Inception) to June 30, 1999

                                                                                            RETAINED
                                                                                            EARNINGS
                                                                           ADDITIONAL   (DEFICIT) DURING    COMMON
                                                        COMMON STOCK        PAID-IN     THE DEVELOPMENT      STOCK
                                                     SHARES     AMOUNT      CAPITAL          STAGE         SUBSCRIBED     TOTAL
                                                  -----------  --------    ---------    ----------------   ----------   ---------
Issuance of common stock:
            Cash - Founding Stockholders            2,500,000     $ 250    $   2,250                                    $   2,500
            Technology Agreement                   10,000,000     1,000        9,000                                       10,000
            Cash - $ 1 per share                      498,000        50      497,950                                      498,000
            Cash - $ 5 per share, net of cost          79,000         8      349,992                                      350,000
            Common stock subscriptions                                                                     $  25,000       25,000
NET LOSS                                                                                    (644,526)                    (644,526)
                                                  -----------  --------  -----------    ------------       ---------    ---------
Balance March 31, 1999                             13,077,000     1,308      859,192        (644,526)         25,000      240,974
            Cash - $ 5 per share, net of cost          19,000                100,000                         (25,000)      75,000
NET LOSS                                                                                    (234,742)                    (234,742)
                                                  -----------  --------  -----------    ------------       ---------    ---------
BALANCE JUNE 30, 1999 (unaudited)                  13,096,000   $ 1,308    $ 959,192      $ (879,268)      $            $  81,232
                                                  ===========  ========  ===========    ============       =========    =========


                   See accompanying notes to financial statements

                                  NURESCELL INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                For the period
                                                                                 May 12, 1998        For the period
                                                               Three months       (date of            May 12, 1998
                                                                   ended        inception) to    (date of inception) to
                                                               June 30, 1999    June 30, 1998        June 30, 1999
                                                               -------------    --------------   -----------------------
                                                                (Unaudited)      (Unaudited)          (Unaudited)
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                       $   (234,742)     $    (74,875)     $   (879,268)
Adjustments:
     Depreciation                                                     1,602                91             7,483
    (Increase) Decrease in:
       Advances to employees                                         12,075
       Notes Receivable - Officers                                                     (7,500)          (54,673)
       Other Receivables                                                                                 (3,761)
       Subscription Receivable                                       25,000
     Increase (Decrease) in:
       Accounts Payable                                               2,985                              37,811
       Accrued Salaries                                                                                   3,000
       Payroll Taxes Payable                                          6,518             6,627            13,357
                                                               ------------      ------------      ------------
          Net Cash Flows Used by Operating Activities              (186,562)          (75,657)         (876,051)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of Property, Plant & Equipment                         3,628            12,103            52,609
     Deposits                                                                           3,000             3,000
     Intangibles                                                        -0-            18,609            18,609
                                                               ------------      ------------      ------------

          Net Cash Flows Used by Investing Activities                 3,628            33,712            74,218

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from Sale of Common Stock                              75,000           419,800           960,500
                                                               ------------      ------------      ------------

           Net Cash Flows Provided by Financing Activities           75,000           419,800           960,500
                                                               ------------      ------------      ------------

Net increase (decrease) in cash                                    (115,190)          310,431            10,231

Cash at beginning of period                                         125,421               -0-               -0-
                                                               ------------      ------------      ------------

Cash at end of period                                          $     10,231      $    310,731      $     10,231
                                                               ============      ============      ============

Non cash transactions
Issuance of stock for purchased technology                                                         $     10,000

                See accompanying notes to financial statements

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.        GENERAL

          BASIS OF PRESENTATION

          The interim financial statements presented have been prepared by Nurescell Inc. (the Company) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended June 30, 1999, (b) the financial position at June 30, 1999 and (c) the cash flows for the three months ended June 30, 1999. Interim results are not necessarily indicative of results for a full year.

          The balance sheet presented as of March 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

          NATURE OF BUSINESS

          The Company was incorporated on May 12, 1998, pursuant to the laws of the State of Nevada under the name Nurescell Inc. The Company is currently engaged in the research, development and testing of its proprietary radiation shielding technology.

          GOING CONCERN

          The accompanying financial statements have been prepared on the assumption that the Company will continue as a going-concern. This assumption anticipates that the Company will be able to realize assets and satisfy obligations in the normal course of business. The Company has accumulated net losses of $879,268 and negative cash flows from operating activities of $876,051 from inception to June 30, 1999. The Company has not completed testing and development nor obtained patents on its principal technology. The technology must undergo further development and testing before the Company will be able to generate any significant commercial revenues. The Company anticipates that research, development and testing will require significant additional financing. Management intends to seek the additional financing through future private placement offerings, joint ventures, and research grants. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to complete the necessary research, development and testing necessary to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going-concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          FISCAL YEAR END

          The Company's fiscal year end is March 31, 1999.

          START-UP ACTIVITIES

          In 1998, the American Institute of Certified Public Accountants (AICPA) amended the AICPA SOP and Audit and Accounting Guides addressing the reporting of costs of start-up activities. Effective for fiscal years beginning after December 15, 1998, SOP No. 98 require costs of start-up activities and organizational costs to be expenses as incurred. Because early application is encouraged in prior periods, the Company has restated the financial statements to conform. To date, approximately $107,590 of startup costs and organizational expense have been expensed.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial statements include all adjustments which, in the opinion of management of the Company, are necessary in order to make these financial statements not misleading.

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


          RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are expensed as incurred. Such costs were approximately $100 in the quarter ended June 30, 1999.

          BASIS OF PRESENTATION

          Since the Company has no revenues and has not yet commenced its principal operations, it is considered a "development stage enterprise," as defined by SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

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

                 Furniture, fixtures, and equipment                   5 years

          OTHER ASSETS

          Other assets consist of deposits and intangibles. Intangibles include patent application (and associated legal costs) and certain technology acquisition costs. Upon commencement of operations, all costs associated with obtaining patents and technology acquisition costs will be amortized on a straight-line basis over a 17-year period. The Company will evaluate the recoverability of intangibles on an annual basis by comparing the estimated net realizable value of the intangibles to their carrying value. Organization costs and start-up costs have been expensed in accordance with SOP-98.5.

          LOSS PER SHARE

          In 1997 the SFAS issued Statement No. 128, Earnings per Share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. The basic and diluted loss per share is computed based on the weighed average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. Options to purchase shares of common stock are not included in the computations of diluted loss per share since the effect would be antidilutive.

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


          INCOME TAXES

          The Company accounts for its income taxes in accordance with the standards specified in SFAS No. 109, Accounting for Income Taxes.

3.        INTANGIBLE ASSETS

          On June 12, 1998 the Company entered into a Sales of Technology Agreement ("Agreement") with Dr. Adrian Joseph (now an officer of the Company) whereby the Company acquired all rights, title and interest in a new generation of flexible containment material ("Nuresfoam") for fissionable nuclear material ("Technology"). The Technology is based, in part, on prior patented technology, however the Technology itself has not yet been patented nor trademarked. An U.S. patent has been applied for with the U.S. Patent Application 09/187,641.

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

4.        COMMITMENTS AND CONTINGENCIES

          OPERATING LEASES

          The Company leases office space under an operating sublease that requires minimum monthly payments of $3,422. Rent expense for the period ended June 30, 1999 was $10,860.

          Effective June 1, 1999, the Company has moved to a new location and has entered into a new three year lease that requires minimum monthly payments of $3,422.

          The estimated future minimum lease payments under all operating leases for the periods ending June 30, are as follows:

                                  PERIOD ENDING
                                     JUNE 30
                                  -------------
                      2000          $ 41,064
                      2001            41,064
                      2002            41,064
                                    --------
                      Total         $123,192

5.        INCOME TAXES

          For federal income tax purposes, approximately $879,268 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because management believes that there is at least a 50%

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

          chance that the carryforwards will expire unused. Accordingly, at March 31, 1999, the $279,080 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

6.        COMMON STOCK

          The Company has 50,000,000 shares of $.0001 par value common stock authorized, of which 13,096,000 shares were issued and outstanding at June 30, 1999.

          Common stock issued from issuance of $5.00 shares has been reflected net of offering expenses of approximately of $45,000.

7.        STOCK OPTIONS

          Effective June 15, 1998, the stockholders approved an Incentive Stock Option Plan granting to any director, employee or consultant of the Company options to purchase Company Common stock over a ten-year period, at the fair market value at time of grant. The aggregate number of common shares of the Company which may be granted under the plan is 360,000 shares. As of June 30, 1999, options for 300,000 shares have been granted under the Plan, none of which have been exercised.

8.        STOCK WARRANTS

          Effective September 15, 1998 the stockholders approved a plan to issue units consisting of one share of Common Stock (the "Common Stock") and one Class "A" Common Stock Purchase Warrant (the "Class A Warrants") of the Company.

          The Class "A" Warrants are exercisable into one (1) share of Common Stock and one (1) Class "B" Common Stock Purchase Warrant (the "Class "B" Warrant") commencing the day immediately after the first anniversary of the closing of the offering of the units (the "A" Exercise Date") and have an exercise price of $4.00. The Class "A" Warrants expire on the first anniversary of the "A" Exercise Date (the "A" Expiration Date"). The Class "B" Warrants are exercisable into one
          (1) share of Common Stock commencing immediately upon their issuance (the "B" Exercise Date") and have an exercise price of $3.00 per share of Company Common Stock. The Class "B" Warrants expire on the first anniversary of the "B" Exercise Date.

          Prior to permitting the exercise of either the Class "A" or Class "B" Warrants, the Company will be required to either register the underlying Common Stock or seek an exemption from registration under both federal and state law. The Common Stock and the Class A Warrants are immediately detachable.

9.        RELATED PARTIES

          The Company has made unsecured loans of $54,673, including interest, to one of its officers. These 10% interest-bearing loans are evidenced by notes and are all due within twelve months.

          The Company has also entered into consulting contracts with certain directors as a means of inducing the directors to devote additional time and effort to the Company over and above the

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

          time normally expected of a director. These contracts provide for payments of $2,000 to $4,000 per month to each director under contract, have no stated termination date but are cancelable by either party on 30 days written notice. Amounts paid by the Company under these contracts were $105,619, respectively at June 30, 1999.

          The Company purchased various chemicals, lab equipment, research material and start-up expenses from a related party. The purchase of lab equipment, research materials and start-up expenses amounted to $20,000 during the period ended March 31, 1999. The purchase of chemicals for the period ended March 31, 1999 amounted to $14,000. There were no purchases from related parties in the quarter ended June 30, 1999.

10.       SUBSEQUENT EVENTS

          SIGNIFICANT CONTRACTS AND AGREEMENTS

          On June 25, 1999, the Company entered into a consulting agreement with Dr. Chong Chiu. Under that agreement, Dr. Chiu will provide certain marketing, product development, specification review and other services to the Company related to nuclear power plants. Dr. Chiu is a former Dean of Physics at the Massachusetts Institute of Technology and the former General Manager of the San Onofre Nuclear Power Station. The agreement provides for Dr. Chiu to receive a percentage of all nuclear power plant revenues generated as a direct result of his services.

          The Company is currently in discussions with several parties to raise approximately $5,000,000 on a "best efforts" basis through an offering of equity securities. These discussions are preliminary in nature and there is no guarantee that the Company will be able to consummate any offering whereby the Company will receive all or any portion of the $5,000,000 at any time during the near or distant future.

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

          The Company, in return for introducing investors to the Company, has offered to select individuals options to purchase one share of the Company common stock at one dollar ($1.00) for every share of the Company common stock sold to any investor introduced to the Company by such individual. This option is to be exercised only twelve (12) months after the completion of the transaction mentioned above, (i.e. "exercising day") and the option will be good for twenty-four (24) months after the exercising day.

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

          SECURITIES OFFERINGS

          The Company has filed a Form 10-SB registration statement with the Securities and Exchange Commission, which filing has now become effective.

          The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NUSL", and has been so quoted since June 10, 1999. Prior to that date, there was no public trading market for the Company's equity securities. In addition, the Company's Class "A" Common Stock Purchase Warrants are quoted on the OTC Bulletin Board under the symbol "NUSLW".

     PLAN OF OPERATION. Nurescell Inc. (the "Company" or "Registrant") is in the very early stages of its development. Consequently, its operations consist principally of research, development and testing of its proprietary radiation shielding technology (the "Nurescell Technology"). Although the Company intends to actively pursue research grants to fund either all or a portion of this research, development and testing, any such revenues are not anticipated prior to the fiscal quarter ending December 31, 1999. Additionally, there are no assurances that the Company will obtain any grants or that any grant funding received will be sufficient to meet all the Company's funding requirements, either within this estimated time frame or in the future. Revenues associated with actual commercial applications of the Nurescell Technology are not anticipated for two years. From inception to June 30, 1999, the Company has obtained approximately $995,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed. Through June 30, 1999, the Company utilized approximately $930,000 of the proceeds of the Offerings to
(i) commence patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts,
(iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company. All of the remaining proceeds from the Offerings is being used to begin initial formal testing of the Nurescell Technology, continue the pursuit of patents and provide administrative working capital. The Company anticipates that its remaining capital will enable it to operate until September 1999.

     The Company's financial statements for the quarter ended June 30, 1999 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 1999, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues (from research grants and/or commercial operations) in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either commercial loans or equity or debt offerings. At this time, the Company expects that it will need approximately $3 million in additional funding over the next two years in order to complete the necessary research, development and testing of its Nurescell Technology. The Company currently anticipates financing of approximately $5 million to be derived from a "best efforts" offering of equity securities which is currently being discussed with various parties. There can, however, be no guarantee that such offering will be successfully completed or that any additional funding will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.

                                   PART II
                              OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     On August 1, 1999, Harold L. Rapp became the President of the Company, replacing Adrian A. Joseph, Ph.D., who has become the Company's Chief Executive Officer. Prior to being named President of the Company, Mr. Rapp was Chief Operating/Financial Officer for American Technologies Group, Inc. since March 1997. He also previously served on the Advisory Board to that firm for five years as a Technical Consultant to their research scientists. Mr. Rapp is a former principal and Executive Vice President of Baltes/Valentino Associates, an Arizona-based consulting engineering firm, and he is a successful inventor with patents in desalination, fluid purification and vacuum technologies. He has a degree in Electronics Technology supplemented by studies in finance and management through the American Management Association. In his capacity as the Company's President, Mr. Rapp will effectively bridge the gap between highly technical projects and traditional operational business management.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following Exhibits are attached hereto:

              6.1 Consulting Agreement between the Company and Dr. Chong Chiu dated June 25, 1999

              6.2 Investment Banking Services Agreement between the Company and National Capital Merchant Group, Ltd. dated June 30, 1999

              27       Financial Data Schedule

         (b) No reports on Form 8-K were filed during the Company's fiscal quarter ended June 30, 1999.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 1999          NURESCELL, INC.


                                       By: /s/ ADRIAN A. JOSEPH
                                          ----------------------------
                                          Adrian A. Joseph, President


                                       By: /s/ SHARON NITKA
                                          ----------------------------
                                          Sharon Nitka,
                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER           DESCRIPTION


     6.1                 Consulting Agreement between the Company and Dr.
                         Chong Chiu dated June 25, 1999

     6.2 Investment Banking Services Agreement between the Company and National Capital Merchant Group, Ltd. dated June 30, 1999

     27                  Financial Data Schedule