Form 10QSB
period 1999-09-30
NURESCELL INC
filed 1999-11-10
CIK 1069249

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.

                                FORM 10-QSB


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

  /X/    For quarterly period ended September 30, 1999

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


                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at November 10, 1999: 13,194,000

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

                                    PART I
                            FINANCIAL INFORMATION


                                 NURESCELL INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS

                                                                   September 30,   March 31,
                                                                        1999         1999
                                                                   -------------  ---------
                                                                   (Unaudited)
Current Assets:
    Cash and cash equivalents                                     $     1,418     $ 125,421
    Stock subscriptions receivable                                        -0-        25,000
    Advances to employees                                                 -0-        12,075
    Note receivable officer                                               -0-        54,673
    Other receivables                                                     -0-         3,761
                                                                  -----------     ---------
             Total Current Assets                                       1,418       220,930

Property, Plant and Equipment at cost, less
    accumulated depreciation and amortization of $9,085                43,524        43,100


Other Assets
    Deposits                                                            3,000         3,000
    Intangibles                                                        18,609        18,609
                                                                  -----------     ---------
             Total Other Assets                                        21,609        21,609
                                                                  -----------     ---------
TOTAL ASSETS                                                      $    66,551     $ 285,639
                                                                  ===========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                               $   88,469     $  34,826
    Due to officer                                                     12,370
    Accrued Salaries                                                   75,000         3,000
    Payroll Taxes Payable                                               6,479         6,839
                                                                  -----------     ---------
             Total Current Liabilities                                182,318        44,665


Stockholders' Equity
    Capital Stock                                                       1,312         1,308
    Additional Paid in Capital                                        938,188       884,192
    Deficit accumulated during the development stage               (1,055,267)     (644,526)
                                                                  -----------     ---------

 Total Stockholders' Equity                                          (115,767)      240,974
                                                                  -----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    66,551     $ 285,639
                                                                  ===========     =========


                   See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                         For the period          For the period
                            Three months        Three months         Six months      May 12, 1998 (Date of    May 12, 1998 (Date of
                               ended                ended              ended             Inception) to            Inception) to
                         September 30, 1999   September 30, 1998  September 30, 1999   September 30, 1998       September 30, 1999
                         ------------------  -------------------  ------------------  ---------------------    -------------------
                            (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)              (Unaudited)

OPERATING EXPENSES:

General and administration    $   196,021       $   156,717        $   410,946        $   231,133              $ 1,052,287
Depreciation                        1,079             1,643              3,204              2,010                    9,085
                              -----------       -----------        -----------        -----------              -----------
Total Expenses                    197,100           158,360            414,150            233,143                1,062,072


LOSS FROM OPERATIONS             (197,100)         (158,360)          (414,150)          (233,143)              (1,062,072)

OTHER INCOME

Interest income                       -0-               -0-              3,409                -0-                    6,805
                              -----------       -----------        -----------        -----------              -----------

NET LOSS                      $  (197,100)      $  (158,360)       $  (410,741)       $  (233,143)             $(1,055,267)
                              -----------       -----------        -----------        -----------              -----------
                              -----------       -----------        -----------        -----------              -----------

NET LOSS PER SHARE

Basic and fully diluted            $(0.02)           $(0.02)       $     (0.03)       $     (0.03)             $     (0.09)
                              -----------       -----------        -----------        -----------              -----------
                              -----------       -----------        -----------        -----------              -----------

Weighted average common
  Shares outstanding           13,096,000        12,773,450         13,095,377         10,391,187               12,294,542
                              -----------       -----------        -----------        -----------              -----------
                              -----------       -----------        -----------        -----------              -----------



                  See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For the period May 12, 1998 (Date of Inception) to September 30, 1999

                                                                                            RETAINED
                                                                                            EARNINGS
                                                                           ADDITIONAL   (DEFICIT) DURING    COMMON
                                                        COMMON STOCK        PAID-IN     THE DEVELOPMENT      STOCK
                                                     SHARES     AMOUNT      CAPITAL          STAGE         SUBSCRIBED     TOTAL
                                                  -----------  --------    ---------    ----------------   ----------   ---------
Issuance of common stock:
            Cash - Founding Stockholders            2,500,000     $ 250    $   2,250                                    $   2,500
            Technology Purchase                    10,000,000     1,000        9,000                                       10,000
            Cash - $ 1 per share                      498,000        50      497,950                                      498,000
            Cash - $ 5 per share, net of cost          79,000         8      349,992                                      350,000
            Common stock subscriptions                                                                     $  25,000       25,000
NET LOSS                                                                                     (644,526)                   (644,526)
                                                  -----------  --------  -----------    -------------      ----------   ---------
Balance March 31, 1999                             13,077,000     1,308      859,192         (644,526)        25,000      240,974
Issuance of common stock:
            Cash $100 and investment
              banking services                         30,000         3       74,997                                       75,000
            Consulting services                         8,000         1        3,999                                        4,000
Payment of capital stock subscriptions                                                                       (25,000)     (25,000)
NET LOSS                                                                                     (410,741)                   (410,741)
                                                  -----------  --------  -----------    -------------      ----------   ---------
BALANCE SEPTEMBER 30, 1999 (unaudited)             13,115,000   $ 1,312    $ 938,188      $(1,055,267)      $      -    $(115,767)
                                                  ===========  ========  ===========    =============      ==========   =========


                   See accompanying notes to financial statements

                                  NURESCELL INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                              For the period
                                                                 Six months                    May 12, 1998
                                                                   ended                  (date of inception) to
                                                               September 30, 1999           September 30, 1999
                                                              -------------------          ---------------------
                                                                  (Unaudited)                  (Unaudited)
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                       $   (410,741)                $ (1,055,267)
Adjustments:
     Depreciation                                                     3,204                        9,085
     Issuance of stock for services                                  53,900                       53,900
    (Increase) Decrease in:
       Advances to employees                                         12,075                          -0-
       Notes Receivable - Officers                                   54,673                          -0-
       Other Receivables                                              3,761                          -0-
       Subscription Receivable                                       25,000                          -0-
     Increase (Decrease) in:
       Due to Officers                                               12,370                       12,370
       Accounts Payable                                              53,643                       88,469
       Accrued Salaries                                              72,000                       75,000
       Payroll Taxes Payable                                           (360)                       6,479
                                                               ------------                 ------------
          Net Cash Flows Used by Operating Activities              (120,475)                    (809,964)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of Property, Plant & Equipment                         3,628                       52,609
     Deposits                                                           -0-                        3,000
     Intangibles                                                        -0-                       18,609
                                                               ------------                 ------------

          Net Cash Flows Used by Investing Activities                (3,628)                     (74,218)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from Sale of Common Stock                                 100                      885,600
                                                               ------------                 ------------

           Net Cash Flows Provided by Financing Activities              100                      885,600
                                                               ------------                 ------------

Net increase (decrease) in cash                                    (124,003)                       1,418

Cash at beginning of period                                         125,421                          -0-
                                                               ------------                 ------------

Cash at end of period                                          $      1,418                 $      1,418
                                                               ============                 ============

Non cash transactions
Issuance of stock for purchased technology                                                  $     10,000
Issuance of stock for services                                       53,900                       53,900
                                                               ============                 ============

                See accompanying notes to financial statements

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.        GENERAL

          BASIS OF PRESENTATION

          The interim financial statements presented have been prepared by Nurescell Inc. (the Company) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 1999, (b) the financial position at September 30, 1999 and (c) the cash flows for the six months ended September 30, 1999. Interim results are not necessarily indicative of results for a full year.

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

          GOING CONCERN

          The accompanying financial statements have been prepared on the assumption that the Company will continue as a going-concern. This assumption anticipates that the Company will be able to realize assets and satisfy obligations in the normal course of business. The Company has accumulated net losses of $1,055,267 and negative cash flows from operating activities of $863,864 from inception to September 30, 1999. The Company has successfully completed radiation shielding testing for the first five product formulations of its principal technology, and commercial marketing of those products has begun. The technology continues to undergo advanced independent performance testing to validate its use in the nuclear industry, and that testing will require significant additional financing. The Company has identified a qualified ISO Certified manufacturer for its technology, and manufacturing procedures and equipment are in process of being implemented to accomplish large scale production in a rigidly enforced quality control environment by that manufacturer. The Company will not be able to generate significant commercial revenues until the manufacturing implementation steps are approved and in place. Patents on the Company's principal technology are patent-pending for the United States, but the patents have not yet been issued. Patent applications have been filed for other countries through European PCT, but those patents have also not been issued. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to complete the necessary research, development and testing necessary to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going-concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          FISCAL YEAR END

          The Company's fiscal year end is March 31, 1999.

          START-UP ACTIVITIES

          In 1998, the American Institute of Certified Public Accountants (AICPA) amended the AICPA SOP and Audit and Accounting Guides addressing the reporting of costs of start-up activities. Effective for fiscal years beginning after December 15, 1998, SOP No. 98 require costs of start-up activities and organizational costs to be expenses as incurred. Because early application is encouraged in prior periods, the Company has restated the financial statements to conform. To date, approximately $111,590 of startup costs and organizational expense have been expensed.

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

          CASH AND CASH EQUIVALENTS

          Cash and cash equivalents for the statement of cash flows include cash and cash on deposit. The Company maintains its cash balance in one financial institution. During the prior fiscal year, the Company's cash balance periodically exceeded the financial institution's insured Federal Deposit Insurance Corporation limit of $100,000.

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

4.        COMMITMENTS AND CONTINGENCIES

          OPERATING LEASES

          The Company leases office space under an operating sublease that requires minimum monthly payments of $3,422. Rent expense for the period ended September 30, 1999 was $23,302.

          Effective June 1, 1999, the Company has moved to a new location and has entered into a new three year lease that requires minimum monthly payments of $3,422.

          The estimated future minimum lease payments under all operating leases for the periods ending September 30, are as follows:

                                  PERIOD ENDING
                                  SEPTEMBER 30
                                  -------------
                      2000          $ 41,064
                      2001            41,064
                      2002            27,376
                                    --------
                      Total         $109,504

5.        INCOME TAXES

          For federal income tax purposes, approximately $1,076,367 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because management believes that there is at least a 50%

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

          chance that the carryforwards will expire unused. Accordingly, at March 31, 1999, the $279,080 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

6.        COMMON STOCK

          The Company has 50,000,000 shares of $.0001 par value common stock authorized, of which 13,096,000 shares were issued and outstanding at September 30, 1999.

          Common stock issued from issuance of $5.00 shares has been reflected net of offering expenses of approximately $45,000.

7.        STOCK OPTIONS

          Effective June 15, 1998, the stockholders approved an Incentive Stock Option Plan granting to any director, employee or consultant of the Company options to purchase Company Common stock over a ten-year period, at the fair market value at time of grant. The aggregate number of common shares of the Company which may be granted under the plan is 360,000 shares. As of September 30, 1999, options for 300,000 shares have been granted under the Plan, none of which have been exercised.

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

9.        RELATED PARTIES

          The Company has received unsecured advances of $12,370, from one of its officers.

          The Company has also entered into consulting contracts with certain directors as a means of inducing the directors to devote additional time and effort to the Company over and above the

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

          time normally expected of a director. These contracts provide for payments of $2,000 to $4,000 per month to each director under contract, have no stated termination date but are cancelable by either party on 30 days written notice. Amounts paid by the Company under these contracts were $138,012, respectively at September 30, 1999.

          The Company purchased various chemicals, lab equipment, research material and start-up expenses from a related party. The purchase of lab equipment, research materials and start-up expenses amounted to $20,000 during the period ended March 31, 1999. The purchase of chemicals for the period ended March 31, 1999 amounted to $14,000. There were no purchases from related parties in the quarter ended September 30, 1999.

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

          The Company is currently in discussions with several parties to raise approximately $5,000,000. Those discussions have advanced significantly with one particular party, and an agreement to proceed has been signed (although there is no guarantee that the Company will be able to consummate any financing whereby the Company will receive all or any portion of the $5,000,000 at any time during the near or distant future).

          The Company is currently drafting a Proposed Scope of Work for Battelle Memorial Institute, Pacific Northwest Division (PNNL) for the testing and qualification of the Technology using the resources at PNNL's facility.

          In parallel with the work by PNNL, the Company has entered into an agreement with the University of Missouri for product testing with respect to high levels of alpha, beta and gamma radiation. This work will be accomplished in a twelve month period at an approximate cost of $151,064.

          After the performance of the Technology has been validated by independent third parties, the Company will seek to incorporate Technology based products into field studies of specialized applications and into bench scale and field trials of specialized private enterprise equipment. Simultaneous with that phase, the Company will use its best efforts to seek out and form various strategic alliances for the use of its products in nuclear material handling equipment and applications.

          The Company has received a purchase order for its material to be used at San Onofre Nuclear Generating Station. The Company has also entered into a public relations/investor relations relationship with Citigate Dewe Rogerson and has taken preliminary steps in entering into an exclusive relationship with Lone Star Lead Construction with respect to the use of the Technology in the design, fabrication, installation and construction of rooms, doors and structures in the areas of healthcare and non-destructive testing.

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

     PLAN OF OPERATION. Nurescell Inc. (the "Company" or "Registrant") is a development stage company. Its operations principally consist of research, development, and testing for its proprietary radiation shielding technology (the "Nurescell Technology"). The Company is presently focused on independent third party validation for the performance of its product, the obtaining of patents globally for its technology, the establishment of manufacturing procedures and processes, and the introduction of its product to the nuclear industry. Although the Company intends to actively pursue research grants to fund either all or a portion of this research, development and testing, any such revenues are not anticipated prior to the fiscal quarter ending December 31, 1999. Additionally, there are no assurances that the Company will obtain any grants or that any grant funding received will be sufficient to meet all the Company's funding requirements, either within this estimated time frame or in the future. Revenues from the commercial use of the Nurescell Technology will begin when the Company completes the implementation of production procedures with its manufacturer. There are currently existing orders to be filled. From inception to September 30, 1999, the Company has obtained approximately $995,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed. Through September 30, 1999, the Company has utilized all of the proceeds of the Offerings to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, and begin initial formal testing of the Nurescell Technology, (iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company. The Company is presently funded for working capital by loans from its Chief Executive Officer, Dr. Adrian Joseph, who has committed to the Company's Board of Directors that he will continue to finance the Company until the Company is self-supporting.

     The Company's financial statements for the quarter ended September 30, 1999 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 1999, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues (from research grants and/or commercial operations) in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $3 million in additional funding over the next two years in order to complete the necessary research, development and testing of its Nurescell Technology. The Company is currently seeking financing of approximately $5,000,000, and an agreement to proceed has been reached with one party. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all.
If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

                                   PART II
                              OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 28, 1999, the Company privately issued 30,000 shares of Common Stock valued at fair market value of $2.50 per share to National Capital Merchant Group, Ltd. for $100 cash and investment banking services. Based on the investor's relationship with the Company, the issuance was made pursuant to the registration exemption under Section 4(2) of the Securities Act of 1933 (the "Act").

     On September 28, 1999, the Company privately issued 8,000 shares of Common Stock valued at fair market value of $0.50 per share to James Barone in lieu of consulting fees. Based on Mr. Barone's relationship with the Company, the issuance was made pursuant to the registration exemption under Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following Exhibits are attached hereto:

              6.1 Employment Agreement between the Company and Harold L. Rapp dated August 6, 1999

              27       Financial Data Schedule

         (b) One report on Form 8-K was filed during the Company's fiscal quarter ended September 30, 1999. Such report is dated July 1, 1999 and provided disclosure under Item 4 regarding changes in the Company's certifying accountant. No financial statements were required to be filed with such report.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 1999      NURESCELL INC.


                                       By: /s/ HAROLD L. RAPP
                                          ----------------------------
                                          Harold L. Rapp, President


                                       By: /s/ SHARON NITKA
                                          ----------------------------
                                          Sharon Nitka,
                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER           DESCRIPTION


     6.1                 Employment Agreement between the Company and Harold L.
                         Rapp dated August 6, 1999

     27                  Financial Data Schedule