Form 10QSB
period 1999-12-31
NURESCELL INC
filed 2000-02-14
CIK 1069249

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.

                                FORM 10-QSB


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

  /X/    For quarterly period ended December 31, 1999

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


                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at February 11, 2000: 13,908,000

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

                                              NURESCELL INC.
                                      (A Development Stage Company)
                                              BALANCE SHEETS
                                                  ASSETS

                                                                December 31,       March 31,
                                                                    1999              1999
                                                               ---------------   ---------------
                                                                 Unaudited            Audited

Current Assets:
     Cash and cash equivalents                                 $       129,068    $       125,421
     Stock subscriptions receivable                                        -0-             25,000
     Advances to employees                                                 -0-             12,075
     Note receivable officer                                               -0-             54,673
     Other receivables                                                     -0-              3,761
     Prepaid finance acquisition costs                                  25,000                -0-
                                                               ---------------    ---------------
Total Current Assets                                                   154,068            220,930

Property, Plant and Equipment at Cost, Less
    Accumulated depreciation and
      amortization of $10,791 and $5,881 respectively                   42,657             43,100

Other Assets
    Deposits                                                             3,000              3,000
    Intangibles                                                         18,609             18,609
    Unamortized discounts on notes payable                             129,375                -0-
                                                               ---------------    ---------------
       Total Other Assets                                              150,984             21,609

TOTAL ASSETS                                                   $       347,709    $       285,639
                                                               ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
    Accounts payable                                           $       114,116    $        34,826
    Accrued director's fees                                             11,472                -0-
    Due to officer                                                      20,000                -0-
    Accrued salaries                                                    15,360              3,000
    Accrued interest                                                     1,454                -0-
    Payroll taxes payable                                               16,632              6,839
                                                               ---------------     ---------------
         Total Current Liabilities                                     179,034             44,665

Long-term Liabilities
    Notes payable                                                      385,000                -0-
                                                               ---------------    ---------------
         Total Long Term Liabilities                                   385,000                -0-

Stockholders' Equity (Deficiency)
     Capital Stock                                                       1,496              1,308
     Additional Paid in Capital                                      2,197,486            884,192
     Deficit accumulated during the development stage               (2,415,307)          (644,526)
                                                               ---------------    ---------------
         Total Stockholders' Equity (Deficiency)                      (216,325)           240,974
                                                               ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (|DEFICIENCY)       $       347,709    $       285,639
                                                               ===============    ===============


                 See accompanying notes to financial statements

                                              NURESCELL INC
                                      (A Development Stage Company)
                                         STATEMENT OF OPERATIONS
                                               (Unaudited)


                                                                                 For the period  For the period
                                                                                  May 12, 1998    May 12, 1998
                                                                                   (Date of          (Date of
                                  Three months    Three months     Nine months   Inception) to   Inception) to
                                 ended December  ended December  ended December   December 31,    December 31,
                                    31, 1999        31, 1998        31, 1999          1998           1999
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Research and Development         $                    2,000                           2,000           2,000
General and administration        1,358,258         170,704       1,769,290         401,837       2,409,321
Depreciation                          1,706           3,547           4,910           5,557          10,791
                                 ------------    ------------    ------------    ------------    ------------

Total expenses                    1,359,964         176,251       1,774,200         409,394       2,422,112

LOSS FROM OPERATIONS             (1,359,964)       (176,251)     (1,774,200)       (409,394)     (2,422,112)

OTHER INCOME:

Interest Income                         -0-           2,114           3,409           2,114           6,805
                                 ------------    ------------    ------------    ------------    ------------
NET LOSS                         (1,359,964)       (174,137)     (1,770,791)       (407,280)     (2,415,307)
                                 ============    ============    ============    ============    ============

NET LOSS PER SHARE

Basic and fully diluted               (0.10)          (0.02)          (0.13)          (0.04)          (0.19)
                                 ============    ============    ============    ============    ============
Weighted average common
   shares outstanding            13,756,928      12,777,672      13,320,669      10,397,887      12,545,372
                                 ============    ============    ============    ============    ============

                 See accompanying notes to financial statements

                                 NURSECELL INC.
                          (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 For the period May 12, 1998 (Date of Inception)
                              to December 31,1999

                                                                                             RETAINED
                                                                                             EARNINGS
                                                                                            (DEFICIT)
                                                                             ADDITIONAL     DURING THE      COMMON
                                                    COMMON STOCK              PAID-IN      DEVELOPMENT       STOCK
                                             SHARES              AMOUNT       CAPITAL         STAGE        SUBSCRIBED       TOTAL
                                           -----------       -----------    -----------    -----------     ----------  ------------
ISSUANCE OF COMMON STOCK:
     Cash - Founding Stockholders            2,500,000       $       250    $     2,250                                 $     2,500
     Technology Purchase                    10,000,000             1,000          9,000                                      10,000
     Cash - $ 1 per share                      498,000                50        497,950                                     498,000
     Cash - $ 5 per share, net of costs         79,000                 8        349,992                                     350,000
     Common stock subscriptions                                                                            $   25,000        25,000
NET LOSS                                                                                   $  (644,526)                    (644,526)
                                           -----------       -----------    -----------    -----------     ----------  ------------
Balance March 31, 1999                      13,077,000             1,308        859,192       (644,526)        25,000       240,974
      Cash $100 and consulting services         30,000                 3         74,997                                      75,000
     Consulting Services                       150,000                15         11,998                                      12,013
     Payment of Common Stock Subscriptions                                                                 $  (25,000)      (25,000)
     Exercise of Stock Options                 120,000                12         59,988                                      60,000
     Common Stock issued to directors          300,000                30        224,970                                     225,000
     Common Stock issued to employees          120,000                12         89,988                                      90,000
     Conversion of debt to capital             473,080                46        355,505                                     355,551
     Award to Directors and Officers           734,562                71        550,848                                     550,919
     Common Stock cancelled to exercise
       option                                  (10,213)          (30,000)                                                   (30,001)

NET LOSS                                                                                    (1,770,781)                  (1,770,781)
                                           -----------       -----------    -----------    -----------     ----------  ------------
BALANCE DECEMBER 31,1999 (UNAUDITED)        14,994,429       $     1,496    $ 2,197,486    $(2,415,307)    $      --    $  (216,325)
                                           ===========       ===========    ===========    ===========    ===========   ===========

                 See accompanying notes to financial statements

                                 NURESCELL INC
                             STATEMENT OF CASH FLOWS
           FROM MAY 12, 1998 (DATE OF INCEPTION), TO DECEMBER 31,1999

                                                                                        For the period
                                                                                         May 12, 1998
                                                                        Nine months       (date of
                                                                          Ended         inception) to
                                                                         December          December
                                                                         31, 1999          31, 1999
                                                                       (unaudited)        (unaudited)
                                                                    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                            $    (1,770,782)   $    (2,415,307)
Adjustments:
     Depreciation                                                             4,910             10,791
     Issuance of Stock for Services                                       1,278,383          1,278,382
    (Increase) Decrease in:
       Prepaid Finance Acquisition Costs                                    (25,000)           (25,000)
       Advances to Employee                                                  12,075                  0
       Notes Receivable - Officers                                           54,673                  0
       Other Receivables                                                      3,761                  0
       Unamortized Discount of Notes Payable                               (129,375)          (129,375)
     Increase (Decrease) in:
       Due to Officers                                                       20,000             20,000
       Accounts Payable                                                      79,290            114,116
       Accrued Salaries and Payroll Taxes Payable                            22,153             31,992
       Other Accrued Expenses                                                12,926             12,926
                                                                    ---------------    ---------------
          Net Cash Flows Used by Operating Activities                      (436,986)        (1,101,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Property, Plant & Equipment                                 4,467             53,448
     Deposits                                                                                    3,000
     Intangibles                                                                                18,609
                                                                    ---------------    ---------------
          Net Cash Flows Used by Investing Activities                        (4,467)           (75,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Sale of Common Stock                                      60,100            920,600
     Notes Payable Long Term                                                385,000            385,000
                                                                    ---------------    ---------------
           Net Cash Flows Provided by Financing Activities                  445,100          1,305,600
                                                                    ---------------    ---------------
Net Increase in Cash                                                          3,647            129,068

Cash at beginning of year                                                   125,421                -0-

Cash at end of year                                                 $       129,068    $       129,068
                                                                    ===============    ===============

Non Cash Transactions

Issuance of stock for purchased technology                                                      10,000
Issuance of stock for consulting services                                    74,900             74,900
Issuance of stock for consulting services                                    12,013             12,013
Issuance of stock to Directors                                              225,000            225,000
Issuance of stock to employees                                               90,000             90,000
Issuance of stock for conversion of debt                                    355,551            355,551
Issuance of stock as award to Directors and Officers                        550,919            550,919
Stock cancelled to exercise option                                          (30,001)           (30,001)


                 See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

BASIS OF PRESENTATION

The interim financial statements presented here have been prepared by Nurescell Inc (the Company) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of
(a) the results of operations for the three months ended December 31, 1999, (b) the financial position at December 31, 1999 and (c) the cash flow for the nine months ended December 31, 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented at March 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

NATURE OF BUSINESS

The Company was incorporated on May 12, 1998, pursuant to the laws of the State of Nevada under the name Nurescell Inc. The Company is currently engaged in the research, development and testing of its proprietary radiation shielding technology.

GOING CONCERN

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going-concern. This assumption anticipates that the Company will be able to realize assets and satisfy obligations in the normal course of business. The Company has accumulated net losses of $2,100,349 and negative cash flows from operating activities of $1,096,475 from inception to December 31, 1999. The Company has successfully completed its radiation and shielding testing for the first five product formulations of its principal technology, and commercial marketing of those products has begun. The technology continues to undergo advanced independent performance testing to validate its use in the nuclear industry, and that testing will require significant additional financing. The company has identified a qualified ISO Certified manufacturer for its technology, and manufacturing procedures and equipment are in process of being implemented to accomplish large scale production in a rigidly enforced quality control environment by that manufacturer. The Company will not be able to generate significant commercial revenues until the manufacturing implementation steps are approved and in place. Patents on the Company's principal technology are patent-pending for the United States, but the patents have not yet been issued. Patent applications have been filed for other countries through European PCT, but those patents have also not been issued. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to complete the necessary research, development and testing necessary to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

The company's fiscal year is March 31, 1999.

START-UP ACTIVITIES

In 1998, the American Institute of Certified Public Accountants (AICPA) amended the AICPA SOP and Audit and Accounting Guides addressing the reporting of costs of start-up activities. Effective for fiscal years beginning after December 15, 1998, SOP No. 98 require costs of start-up activities and organizational costs to be expenses as incurred. Because early application in encouraged in prior periods, the Company has restated the financial statements to conform. To date, approximately $111,590 of start-up costs and organizational expenses have been expensed.

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management, to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial statements include all adjustments, which, in the opinion of management of the Company, are necessary in order to make these financial statements not misleading.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and improvements are capitalized. Depreciation of furniture, fixtures, and equipment is computed using the straight- line method. Estimated useful lives for reporting purposes are as follows:

       Furniture, fixtures, and equipment      5 years

OTHER ASSETS

Other assets consist of deposits and intangibles. Intangibles include patent application (and associated legal costs) and certain technology acquisitions costs. Upon commencement of operations, all costs associated with obtaining patents and technology acquisition costs will be amortized on a straight-line basis over a 17- year period. The Company will evaluate the recoverability of intangibles on an annual basis by comparing the estimated net realizable value of the intangibles to their carrying value. Organization costs and start-up costs have been expensed in accordance with AICPA pronouncement SOP-98.5.

LOSS PER SHARE

In 1997 the FASB issued Statement No. 128, Earnings per Share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. The basic and diluted loss per share is computed based on the weighed average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. Options to purchase shares of common stock are not included in the computations of diluted loss per share since the effect would be antidilutive.

INCOME TAXES

The Company accounts for its income taxes in accordance with the standards specified in SFAS No. 109, Accounting for Income Taxes.

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

3.   INTANGIBLE ASSETS

On June 12, 1998 the Company entered into a Sales of Technology Agreement ("Agreement") with Dr. Adrian Joseph (now an officer of the Company) whereby the Company acquired all rights, title and interest in a proprietary radiation shielding technology ("Technology"). The Technology itself has not yet been patented.

As consideration for the sale of the Technology, Dr. Joseph received 10,000,000 shares or 80 % of the Company's then outstanding common stock. The transfer of the Technology was intended to be a tax-free exchange in accordance with Internal Revenue Code Section 351. The Agreement stated that the Company valued the Technology at $5,000,000; however, an independent valuation of the technology was not obtained. Consequently, the Technology has been recorded at a nominal value of $10,000 based on the fair value ($.0001 per share) of the common stock issued in exchange for the Technology on the date of transfer.

4.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space under an operating sublease that requires minimum monthly payments of $3,719. Rent expense for the period ended December 31, 1999 was $32,597.

Effective June 1, 1999, the Company has moved to a new location and has entered into a new three year lease that requires minimum monthly payments of $3,679 for year one, $3,786 for year two, and $3,893 for year three.

The estimated future minimum lease payments under all operating leases for the years ending March 31, are as follows:

                               PERIOD ENDING
                                 MARCH 31
                              -------------
                       2000   $     44,148
                       2001         45,432
                       2002         19,480
                              ------------
                       Total  $    109,060


5.       INCOME TAXES

For federal income tax purposes, approximately $2,100,349 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because management believes that there is at least a 50% chance that the carryforwards will expire unused. Accordingly, at December 31, 1999, the $536,650 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

6.   COMMON STOCK

The Company has 50,000,000 shares of $.0001 par value common stock authorized of which and 13,908,000 shares were issued and outstanding at December 31, 1999.

Common stock issued from issuance of $5.00 shares has been reflected net of offering expenses of approximately of $45,000.

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

7.   STOCK OPTIONS

Effective June 15, 1998, the Board of Directors approved an Incentive Stock Option Plan granting to any Director, Officer, Employee or Consultant to the Company options to purchase Company Common stock over a ten-year period, at the fair market value at time of grant. The aggregate number of common shares of the Company, which may be granted under the plan is 360,000 shares. As of December 31, 1999, options for 360,000 shares have been granted under the plan, 120,000 of which have been exercised.

Effective October 6, 1999, the Board of Directors approved an agreement granting to Dr. Chong Chiu 400,000 shares of Company Common Stock valued at $.75 per share to be distributed over three years. On December 14, 1999, 134,000 shares of Company Common Stock were distributed to Chong Chiu and 133,000 shares of Company Common Stock will be disbursed on or before December 15, 2000. On or before December 15, 2001, an additional 133,000 shares of Company Common Stock will be disbursed to Chong Chiu. Additionally, Chong Chiu has been granted an option to purchase 200,000 shares of Company Common Stock at $3 per share upon the successful formation of a nuclear power committee with qualifying power plant managers.

Effective December 14, 1999, the Board of Directors granted to a board member, S. Brewer, 300,000 shares of Company Common Stock valued at $.75 per share for becoming a Board member of the Company. Additionally, S. Brewer has been granted an option to purchase 200,000 shares of Company Common Stock for $2 per share any time between November 1, 1999 and October 31, 2000.

8.   STOCK WARRANTS

Effective September 15, 1998, the Board of Directors approved a plan to issue units consisting of one share of Common Stock (the "Common Stock") and one Class "A" Common Stock Purchase Warrant (the "Class A Warrants") of the Company.

The Class "A" Warrants are exercisable into one (1) share of Common Stock and one (1) Class "B" Common Stock Purchase Warrant (the "Class "B" Warrant") commencing the day immediately after the first anniversary of the closing of this Offering (the "A" Exercise Date") and have an exercise price of $4.00. The Class "A" Warrants expire on the first anniversary of the "A" Exercise Date (the "A" Expiration Date"). The Class "B" Warrants are exercisable into one (1) share of Common Stock commencing immediately upon their issuance (the "B" Exercise Date") and have an exercise price of $3.00 per share of Company Common Stock. The Class "B" Warrants expire on the first anniversary of the "B" Exercise Date

Prior to permitting the exercise of either the Class "A" or Class "B" Warrants offered hereby, the Company will be required to either register the underlying Common Stock or seek an exemption from registration under both federal and state law. The Common Stock and the Class A warrants shall be immediately detachable.

9.   RELATED PARTIES

The Company has also entered into consulting contracts with certain directors as a means of inducing the directors to devote additional time and effort to the Company over and above the time normally expected of a director. These contracts provide for payments of $2,000 to $4,000 per month to each director under contract, have no stated termination date but are cancelable by either party on 30 days written notice. Amounts paid by the Company under these contracts were $138,012, respectively at December 31, 1999. Amounts accrued to these directors for their services for the nine months ended December 31, 1999 are $57,360.

The Company purchased various chemicals, lab equipment, research material, and start-up expenses from a related party. The purchase of lab equipment, research materials and start-up expenses amounted to $20,000 during the period ended March 31,1999. The purchase of chemicals for the period ended March 31, 1999 amounted to $14,000. There were no purchases from related parties in the nine months ended December 31, 1999.

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

10.  CONVERSION OF DEBT TO STOCK

On November 22, 1999, the board of directors approved the conversion of debt to stock for (a) six board members accrued director's fees, (b) accrued salary for three officers of the Company (c) loans to the Company from one of its officers, (d) and unreimbursed expenses for one of the officers and one of the directors. The conversion was structured to pay 20% of the debt in cash, and 80% of the debt to be converted into 473,080 shares of Company Common Stock at $ .75 per share. In addition, an award of 734,562 shares of Company Common Stock under Rule 16b-3(d) of the Securities Act of 1934 was authorized. As of January 30, 2000 the stock has not been issued.

11.  CONVERTIBLE PROMISSORY NOTE

On December 15, 1999, the Company issued a convertible promissory note to Triton Private Equities Fund, L.P. for $250,000. Face value is $385,000 and the note bears interest at 8% per annum, interest only, due quarterly beginning March 31, 2000. The Company recorded an original issue discount of $ 135,000, legal fees for the holder in the amount of $5,000, and a finder's fee in the amount of $25,000. Additionally, a prepaid fee of $25,000 was withheld to cover the first five months payments of an agreement between the Company and Dutchess Advisors, Ltd. for assistance of the Company's capitalization efforts.

The note has a warrant feature for 25,000 shares of Company Common Stock, with a three-year expiration date. APB-16, par. 16 requires that separate amounts attributable to the debt and the purchase warrant be computed and accounting recognition be given to each component. The warrants can be converted to common stock for $ 2.25 per share. As of the date of the note, the warrants have not been publicly traded. The Company Common Stock, as of the close on December 15, 1999, was traded at $ 1.50 per share. Since the warrants had no value on December 15, 1999, no accounting recognition was given them.

The original issue discount is being amortized over the two year life of the convertible promissory note.

Interest on the note can be paid in shares of Company Common Stock at the discretion of the Company, as follows: the dollar amount of the interest to be paid divided by the average of the closing bid prices for the Common Stock for the ten (10) trading days prior to the due date of such interest payment multiplied by ninety percent (90).

The holder of the convertible promissory note can covert it to Company Common Stock for the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company Common Stock at the date of the note or (b) the average of the three lowest bid prices of the Company Common Stock for twenty
(20) trading days prior to the conversion date multiplied by a percentage under the following schedule:

          date of note to 120 days = 105%
          121 days to 150 days     = 103%
          151 days to 180 days     = 100%
          181 days to 210 days     = 97%
          more than 210 days       = 95%

12.  SUBSEQUENT EVENTS

SIGNIFICANT CONTRACTS AND AGREEMENTS

On June 25, 1999, the Company entered into a consulting agreement with Dr. Chong Chiu. Under that agreement, Dr. Chiu will provide certain marketing, product development, specification review and other services to the Company related to nuclear power plants. Dr. Chiu is the former Engineering and Safety Manager of the San Onofre Nuclear Generating Station. The agreement provides for Dr. Chiu to receive 15% percent of net (amount received after cost of production) of all nuclear power plant revenues generated as a direct result of his services.

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

     PLAN OF OPERATION. Nurescell Inc. (the "Company" or "Registrant") is a development stage company with operations to date principally consisting of research, development and testing for its proprietary radiation shielding technology (the "Nurescell Technology"). The Company is presently focused on independent third party validation for the performance of its product, the obtaining of patents for its technology, the establishment of manufacturing procedures and processes, and the introduction of its product to the nuclear industry. Although the Company intends to actively pursue research grants to fund either all or a portion of product development for specific applications, any such revenues are not anticipated prior to the fiscal quarter ending December 31, 2000. Additionally, there are no assurances that the Company will obtain any grants or that any grant funding received will be sufficient to meet all the Company's funding requirements, either within this estimated time frame or in the future. From inception to December 31, 1999, the Company has obtained approximately $1,190,000 in financing through the sale of equity or convertible debt securities through three private offerings (the "Offerings"), each of which has been completed. Through December 31, 1999, the Company has utilized all of the proceeds of the Offerings to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, and begin initial formal testing of the Nurescell Technology,
(iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company. The Company is presently funded for working capital by approximately $160,000 in loans from its Chief Executive Officer, Dr. Adrian Joseph. There is currently an order to be filled providing for payment of approximately $100,000 to the Company, with product shipment expected to begin in February 2000.

     The Company's financial statements for the quarter ended December 31, 1999 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 1999, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues (from research grants and/or commercial operations) in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $3 million in additional funding over the next two years in order to complete the necessary testing and marketing of its Nurescell Technology. The Company is currently seeking financing of up to $10,000,000 pursuant to an equity line of financing which is presently being negotiated. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. We anticipate that our present cash reserves, together with projected cash flow from operations, will be sufficient to fund our operations for no more than the next six months. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On October 21, 1999, Biltmore Advisors, LLC brought an action against the Company in Orange County, California, Superior Court seeking damages in excess of $6,000,000 or, in the alternative, specific performance. The action is based on a claim of breach of contract by the Company with respect to an alleged stock sale agreement between the Company and Biltmore Advisors, LLC. The Company believes that the action is without merit and intends to defend against it to the extent necessary to protect its interests.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In October 1999, the Company privately issued 60,000 shares of common stock to each of Eric I. Michelman and William A. Wilson pursuant to their exercise of previously acquired stock options at $0.50 per share. The issuances were made pursuant to Rule 701 under the Securities Act of 1933, with Mr. Wilson being a Company director and Mr. Michelman having access to Company information by virtue of having been the Company's securities counsel.

    In December 1999, the Company privately issued (i) 10,000 shares of common stock and options to purchase another 10,000 shares at $2.20 per share to Kay Barone as a bonus, (ii) 10,000 shares of common stock and options to purchase another 10,000 shares at $2.20 per share to Jasmin Kastor as a bonus,
(iii) 300,000 shares of common stock to Shelby T. Brewer in connection with his being a Company director, (iv) 134,000 shares of common stock to Dr. Chong Chiu for consulting services and (v) 100,000 shares of common stock to Harold L. Rapp for his services as the Company's President. In addition, the Company privately issued to Mr. Brewer options to acquire up to 200,000 shares of common stock at $2.00 per share until October 31, 2000. Based on each investor's familiarity with the Company by virtue of their employment, directorship or consulting relationship, the issuances were made in reliance on Section 4(2).

    In December 1999, the Company also privately issued a $385,000 convertible promissory note and warrants for 25,000 shares of common stock to Triton Private Equities Fund, L.P. for $250,000 in cash. The issuance was made pursuant to Rule 506 of Regulation D and Section 4(6) of the Securities Act of 1933 in a negotiated transaction. Triton Private Equities Fund, L.P. is an accredited investor.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following Exhibits are attached hereto:

              3.1      Articles of Incorporation, as amended*

              3.2      Bylaws*

              4.1 Form of $385,000 Series 1999-A 8% Convertible Promissory Note due December 1, 2001

              4.2      Form of Warrant issued to Triton Private Equities
                       Fund, L.P.

             10.1 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999

             10.2 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999

             27        Financial Data Schedule

------------------------
* Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0-25377).

         (b) One report on Form 8-K was filed during the Company's fiscal quarter ended December 31, 1999. Such report is dated December 16, 1999 and provided disclosure under Item 4 regarding changes in the Company's certifying accountant. No financial statements were required to be filed with such report.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2000        NURESCELL INC.


                                       By: /s/ HAROLD L. RAPP
                                          ----------------------------
                                          Harold L. Rapp, President


                                       By: /s/ SHARON NITKA
                                          ----------------------------
                                          Sharon Nitka,
                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER         DESCRIPTION

              3.1      Articles of Incorporation, as amended*

              3.2      Bylaws*

              4.1 Form of $385,000 Series 1999-A 8% Convertible Promissory Note due December 1, 2001

              4.2      Form of Warrant issued to Triton Private Equities
                       Fund, L.P.

             10.1 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999

             10.2 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999

             27        Financial Data Schedule

------------------------
* Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0-25377).