Form 10KSB
period 2000-03-31
NURESCELL INC
filed 2000-07-12
CIK 1069249

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)
/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the fiscal year ended        March 31, 2000

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------    -----------

                         Commission file number: 0-25377

                                 NURESCELL INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                      NEVADA                                    33-0805583
         (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      1400 BRISTOL STREET N., SUITE 240,
           NEWPORT BEACH, CALIFORNIA                               92660
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

        ISSUER'S TELEPHONE NUMBER:                             (949) 752-0071

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                          NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                             ON WHICH REGISTERED
                 None                                              None

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Issuer's net loss for its most recent fiscal year (ended March 31, 2000) was $(3,986,095).

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the issuer, based upon the average bid and asked price of such common equity on May 31, 2000, as reported by the OTC Bulletin Board, was approximately $10,748,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the issuer's Common Stock on May 31, 2000 was 15,199,288.

DOCUMENTS INCORPORATED BY REFERENCE                        None

Transitional Small Business Disclosure Format (CHECK ONE): Yes /X/  No / /

================================================================================

                                     PART I

NOTE: NURESCELL INC. HAS ELECTED TO FOLLOW DISCLOSURE ALTERNATIVE 2 IN THE
      PREPARATION OF THIS REPORT.


ITEM 6. DESCRIPTION OF BUSINESS.

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. AS A RESULT OF CERTAIN FACTORS DESCRIBED BELOW AND ELSEWHERE IN THIS REPORT, AND OTHER FACTORS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THOSE FORWARD-LOOKING STATEMENTS.

     GENERAL. Nurescell Inc. (the "Company" or "Registrant") was formed in Nevada on May 12, 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology material, which is comprised of a unique composite of materials, is designed for incorporation into the structural components of new and existing nuclear reactors and other facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing facilities. It is also designed as a containment material which will provide an attractive alternative to the conventional technologies currently used to transport and store ever-increasing amounts of spent nuclear fuel and other radioactive waste. In addition, it is expected to provide an innovative shielding material for various other purposes, including nuclear accelerator and defense research applications. The Nurescell Technology is based upon a proprietary formulation which was acquired from Adrian A. Joseph, Ph.D., the Company's Chief Executive Officer and majority shareholder, in June 1998. See "Item 11. Interest of Management and Others in Certain Transactions." The intended market for the Company's products includes nuclear power plants, healthcare facilities, accelerators and waste transport and storage facilities worldwide. Based on the potential applications for the Nurescell Technology, as well as the potential markets, the Company believes that there is an opportunity to develop a profitable business over the next two years. However, because the Company is in its pre-production and testing stage, it currently has only limited sales, and is not extensively marketing the Nurescell Technology. As a result, there can be no assurance that the Company or the Nurescell Technology will be successful or that the Company can or will achieve any substantial sales or profitability.

     THE PRODUCTS. Since inception, the Company has spent approximately $150,000 on research and development activities with respect to the Nurescell Technology. Upon completion of testing, the Nurescell Technology is expected to be superior to existing and competing technology. It is believed that products based on the Nurescell Technology will possess characteristics which include:

     -    favorable heat transfer and diffusion properties;

     - high radioactive resistance, including blockage of neutrons and shielding against alpha, beta and gamma radiation;

     -    high compressive and tensile strengths;

     -    corrosion and shrinkage resistance;

     -    fugitive gassing properties;

     -    resistance to weathering and aging;

     -    ease of application and handling; and

     -    a non-hazardous application process.

     In addition, the Company's products are expected to result in significant reductions in the weight and volume of encapsulated nuclear waste and/or on-site spent fuel depository space. If achieved, those characteristics are believed by the Company to be superior to ceramic silicon foam, lead, steel or concrete that are used today in the industry, and thus correct some of the most acute problems associated with conventional nuclear materials and the resultant radioactive waste problems. In addition, the physical performance characteristics of the Nurescell Technology material is expected to expedite advances in nuclear accelerator and innovative fuel projects, which require special performance materials for their facilities.

     For the past year, the University of Missouri has been testing the Company's material with respect to high levels of alpha, beta and gamma radiation. At this point, the Nurescell Technology material has successfully completed radiation testing to 10 Grad without any physical deterioration, a much higher level than would be encountered in a nuclear power plant (with "Grad" standing for one billion roentgen, which are units of measurement for radioactivity). The Company has also completed certain testing of its new spray-on radiation and corrosion resistant formulant of the Nurescell Technology material through the Julich Institute in Germany.

     After the completion of all attenuation testing of the Nurescell Technology, the Company will seek to qualify the Nurescell Technology material for specialized applications and into bench scale and field trials of specialized private enterprise equipment.

     THE MARKET. The Company considers every nuclear power plant in the world to be a potential customer for the Nurescell Technology which, because of its mechanical properties (including structural strength), can be used in materials for construction of new nuclear facilities or in the retrofitting of existing facilities. At this time, there are approximately 100 nuclear power plants in the United States, of which approximately 40 are not currently in operation. Of the operating nuclear power plants, approximately 50 are owned by the U.S. Department of Energy ("DOE") and the balance are owned by public and private utilities. There are also currently approximately 430 nuclear power plants in the world which are not located in the United States or Russia. Because accidents do occur at nuclear power plants for a variety of reasons, management of the Company believes that a cost-effective safety shield system for new and existing facilities is in great demand. To date, the Company has received a purchase order for its material from the San Onofre Nuclear Generating Station in San Onofre, California. That order is currently for 1,000 square feet of material, to be provided in 100 square foot increments. The first shipment of material, which will be used for in-house testing, was delivered in March 2000.

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

     Because of their special shielding needs, it is expected that nuclear accelerator projects, as well as projects involving innovative fuels and defense research applications, will find the Nurescell Technology useful in implementing those projects. The same is expected to be true for X-ray rooms and linear accelerators, where application of the Nurescell Technology as part of the room shielding is made possible by the use of the spray-on version of the material. In the U.S. alone, there are approximately 5,700 hospitals and 200,000 laboratories, all of which operate equipment which could use shielding provided by the Nurescell Technology.

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

     COMPETITION. The number of competitors offering proprietary products designed to accomplish the same or similar effects as the Nurescell Technology include Lockheed Martin, which utilizes the ceramic silicon foam technology, and SAE (France), which utilizes a concrete-iron technology, among others. Other companies may currently have or may succeed in developing products superior to the Nurescell Technology, or may more effectively market such other products, either of which could substantially reduce the potential market for products using the Nurescell Technology.

     Many of the Company's competitors are likely to enjoy substantial competitive advantages, including the following:

     -    larger technical staffs;

     -    greater name recognition;

     -    larger customer bases; and

     - substantially greater financial, marketing, technical and other resources.

     If the Company does not compete effectively, or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, its business will be adversely affected.


     MARKETING STRATEGY. At this time, the Company plans to divide its major market into the following divisions:

     -    medical applications, such as X-ray rooms;

     -    reactor spent nuclear fuel;

     -    Department of Defense special projects;

     -    environmental management and site restoration programs;

     -    "hot spots" and leaks in nuclear power stations and nuclear vessels;

     -    specialized advanced accelerator materials;

     -    high level nuclear wastes; and

     -    low level nuclear waste transportation.

     The Company's marketing strategy is to develop its products in accordance with the specifications and design which will be required by the NRC, DOE and U.S. Department of Transportation and, in some situations, the Department of Defense ("DOD"). The Company will then seek to present the Nurescell Technology to the NRC, DOE and, as appropriate, the DOD, with emphasis on both the efficacy of the technology and the cost savings which the technology will allow by reducing downtime for maintenance. This presentation will be made with the intent of having the NRC mandate that the Nurescell Technology be installed in all nuclear power plants in the United States. The Company believes that if the Nurescell Technology becomes the standard in the United States, it will also be accepted as the standard worldwide.

     At this time, it is expected that the Company's marketing organization structure will be based upon the following:

     - The use of technical personnel with substantial nuclear physics and engineering, field technical sales and corporate product management experience at the corporate level, each with a specific area of technical expertise.

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

     As noted above, the Company is already providing its material to one commercial domestic nuclear power plant and expects to obtain orders from other domestic facilities within the next six months. In addition, if the Company is able to move ahead as planned, it expects to begin involvement in a variety of additional nuclear markets by the end of 2001, including international nuclear plants, submarine-based nuclear reactors, DOD and DOE nuclear waste site restoration projects and nuclear accelerator materials.

     As part of its marketing strategy, the Company has entered into a five-year consulting agreement with Dr. Chong Chiu, the former engineering and safety manager of the San Onofre Nuclear Generating Station. Pursuant to that agreement, Dr. Chiu is providing certain marketing, product development, specification review and other services to the Company related to nuclear power plants worldwide.

     The Company is in the process of establishing an exclusive business relationship with Lone Star Lead Construction ("Lone Star") regarding use of the Nurescell Technology in the healthcare industry for applications such x-ray rooms, linear accelerator rooms and radiation shielding doors. Lone Star is a division of The Doe Run Company, the largest integrated lead company in the United States.

     PRODUCT MANUFACTURING AND INSTALLATION. As of June 2000, the Company has entered into a direct manufacturing relationship with Tek Tool Plastics Company, Inc. for high-speed injection molding of the Nurescell material that will increase production capability of the Company's solid material by approximately ten times while reducing cost by a significant amount. The Company does not anticipate any difficulty in obtaining the ingredients needed to manufacture its products. For installation of its products, the Company anticipates contracting with nuclear engineering firms to install those products in nuclear power plants and other applications for the encapsulation of nuclear materials.

     INTELLECTUAL PROPERTY RIGHTS. At this time, a United States patent has been applied for with respect to certain elements of the Nurescell Technology. To date, no patents have been issued pending the results of further legal work. It is anticipated that the ingredients of the Nurescell Technology will also be manufactured under secrecy agreements. In addition, the Company will pursue foreign patents and other U.S. and foreign protection of its intellectual property to the extent appropriate under the circumstances.

     PERSONNEL. The Company currently has five employees (all of whom are full-time) and three part-time consultants. It is anticipated that additional employees will be hired as the need arises. It is also anticipated that the Company will utilize third party contractors to handle various projects as they arise.

     PLAN OF OPERATION. The Company is a development stage company, with its operations to date principally consisting of research, development and testing of the Nurescell Technology. The Company is presently focused on independent third party validation for the performance of its product, the obtaining of patents for its technology, the establishment of manufacturing procedures and processes, and the introduction of its product to the nuclear industry. From inception to March 31, 2000, the Company has obtained approximately $945,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $95,000 through the exercise of stock options, and another $396,500 through the issuance of convertible promissory notes (the "Notes"). Through March 31, 2000, the Company utilized all of the proceeds of the Offerings and option exercises and all of the net proceeds of the Notes to (i) commence and pursue patent applications for the Nurescell Technology,
(ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company. The Company is presently funded for working capital by loans from Adrian Joseph and another shareholder totaling $434,000 as of June 20, 2000. There is currently an order to be filled providing for payment of approximately $100,000 to the Company, shipment of which began in March 2000.

     The Company's financial statements for the period ended March 31, 2000 have been prepared assuming that the Company will continue as a going-concern. As noted in those financial statements, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the Company's ability to obtain additional capital, raise substantial doubts as to its ability to continue as a going-concern. See "Part F/S - Index to Financial Statements." The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $3 million in additional financing over the next two years in order to complete the necessary manufacturing capacity and marketing of the Nurescell Technology. The Company currently anticipates financing of at least $2 million to be derived from a "best efforts" private offering of equity securities which is currently being discussed with several private investors. There can, however, be no guarantee that such offering will be successfully completed or that any additional funding will be available on terms favorable to the Company or its shareholders, if at all. Without such funding, the Company anticipates that its cash reserves, together with projected cash flow from operations and loans, will be sufficient to fund its operations for no more than the next four months. If sufficient funds are not available when needed, the Company may be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

     NAME                    AGE      POSITION
     ----                    ---      --------
     William A. Wilson       85       Chairman of the Board (a Director
                                      position) and President
     Adrian A. Joseph        47       Chief Executive Officer
     Shelby T. Brewer        62       Director
     John R. Longenecker     50       Director and Vice President - Operations
     Sharon Nitka            38       Director, Chief Financial Officer and Secretary
     Robert Merriman         58       Director
                             --

     WILLIAM A. WILSON has been the Chairman of the Board of the Company since its inception on May 12, 1998 and its President since March 1, 2000. Mr. Wilson has approximately fifty years of business experience in both the financial and manufacturing fields and is currently an advisor and consultant to various high technology and financial companies. Mr. Wilson is the former Chairman of the Board of Web Wilson Oil Tools, Inc. and San Vicente Investments Co., and a former member of the Boards of Directors of Jorgensen Steel Company, Penzoil Company, Disease Detection International, Western Energy Management, Inc., Incomnet, Inc., National Registry Corporation, Orbit Technologies, Inc. and several privately held companies. He is also a director and corporate Secretary of Tresis International, a corporation in which Adrian A. Joseph is the majority shareholder. Mr. Wilson was a delegate to several Republican conventions, Chairman of the Presidential Personnel Selection Committee (Reagan Administration), Presidential envoy to the Holy See (Vatican), first Ambassador to the Holy See (Reagan Administration) and a trustee of President Reagan's personal trust. Mr. Wilson holds a Bachelor of Science degree in Mechanical and Metallurgical Engineering from Stanford University.

     ADRIAN A. JOSEPH, PH.D. was the President of the Company from its inception until August 1, 1999 and has served as Chief Executive Officer since August 1, 1999. Dr. Joseph holds a Ph.D. degree in nuclear physics from the Israel Institute of Technology, which he earned in 1974. For 12 years prior to the commencement of pre-organization work on the Company (which began in February
1996), Dr. Joseph was the founder and chief scientist and Chairman of the Board of Orbit Technologies Inc., a publicly traded company engaged in developing materials to treat existing hazardous waste. Dr. Joseph resigned his position with Orbit Technologies Inc. in February 1996. Dr. Joseph has developed many diverse technologies and holds 118 issued patents and has over 200 active patent applications on file. Dr. Joseph's work has included metafusion (a process for the fusion of metals at room temperature), low-cost titanium refining and extraction, ultrasound technology for the reduction of viscosity in fluids, and technologies in the coatings, plastics and foam areas. In 1994, he received an Honors Award from the Euro-Asian Association of Physicists for High Achievement in Nuclear Physics.

     SHELBY T. BREWER, PH.D. has been a director of the Company since October 19, 1999. In 1996, Dr. Brewer founded S. Brewer Enterprises, Inc., of which he is the President. S. Brewer Enterprises, Inc., which is based in Alexandria, Virginia, provides consulting services to companies in the manufacturing, engineering and financial services industries. From 1985 until 1996, Dr. Brewer served in various executive positions with the Nuclear Business Unit of Combustion Engineering, a division of Zurich-based ABB. From 1981 to 1984, Dr. Brewer served as Assistant Secretary of Energy for the Reagan Administration. Dr. Brewer holds B.A. and B.S. degrees from Columbia University and M.S. and Ph.D. degrees from the Massachusetts Institute of Technology.

     JOHN R. LONGENECKER has been a director and Vice-President of the Company since its inception. Mr. Longenecker is also the President of Longenecker & Associates, a management consulting firm with the high technology and energy related businesses. Prior to the formation of Longenecker & Associates in 1989, Mr. Longenecker was Chairman of General Atomics International Services Corporation, a company which operates and maintains nuclear power stations. From 1983 to 1987, Mr. Longenecker served in the Reagan administration as the chief executive officer of the U.S. uranium enrichment business in the DOE, and prior thereto worked in the United States' nuclear reactor development program as the Director of Breeder Demonstration Projects for the DOE. Mr. Longenecker received both his Bachelor of Science and Master of Science degrees from Pennsylvania State University and has served as a member of that institution's Industrial Professional Advisory Council.

     SHARON NITKA has been a director and the Chief Financial Officer and Secretary of the Company since its inception and is the sister of Adrian A. Joseph. During the last five years, Ms. Nitka has also worked as a consultant for Nagila Foods, Inc. ("Nagila"), a company which, among other things, operates restaurants and prepares pre-packaged food items. Ms. Nitka's primary focus for Nagila has been the development of an effective marketing strategy, including community public relations. Other services for Nagila have included an in-depth analysis of the operations management, which included creating a new branch of delivery services and transforming Nagila's manual process to computerized systems. Ms. Nitka has also held a variety of administrative and management positions with various other companies. From 1985 to 1990, Ms. Nitka served as the financial administrator of Orbit Technologies Inc. and a programmer analyst with Metafuse Limited, both of which are or were controlled by Adrian A. Joseph. Ms. Nitka holds a Bachelor degree in computer science and business.

     ROBERT MERRIMAN, PH.D., has been a director of the Company since June 9, 2000. Since 1997, he has been President of Thunderhead Resources, LLC, a private company he founded, which provides consulting services in the energy, environmental and national security fields. From August 1994 to January 1997, Dr. Merriman was the President and CEO of M4 Environmental, an Oak Ridge, Tennessee, development stage company formed to develop and deploy innovative radioactive, hazardous and mixed waste treatment technologies. In December 1997, M4 Environmental was included in the Chapter 11 bankruptcy filing of its parent company, Molten Metal Technology, Inc. Prior to August 1994, he held various senior executive management and technical positions with Martin Marrietta Energy Systems and Union Carbide 's Nuclear Division. Dr. Merriman holds a B.E. in Chemical Engineering from Vanderbilt University and M.S. and Ph.D. degrees in Chemical Engineering from The University of Tennessee.

     Subject to prior resignation or removal, the Company's directors serve in that capacity until the next annual meeting of shareholders or until their successors are elected or appointed and duly qualified. Officers are appointed by the Board of Directors and serve in that capacity until resignation or removal. Except as noted above, there are no family relationships by blood, marriage or adoption among any directors and/or executive officers of the Company, and there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such director or executive officer was selected for his or her office or position. Except as stated above, within the past five years
(i) no petition under the federal Bankruptcy Act or any state insolvency law has been filed by or against any executive officer or director of the Company, and no receiver, fiscal agent or similar officer has been appointed by a court for the business or property of any such persons, or any partnership in which any of such persons was a general partner at or within the two years before the time of such filing, or any corporation or business association of which any such person was an executive officer at or within the past two years and (ii) no director or executive officer of the Company has been convicted in a criminal proceeding (excluding traffic violations and other minor offenses).

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.

     COMPENSATION. The following table sets out the compensation paid on a cash basis during the fiscal year ended March 31, 2000 to (i) each of the Company's three highest paid officers or directors and (ii) the Company's officers and directors as a group:

NAME OR IDENTITY OF GROUP                            TITLE                                                  COMPENSATION(1)
-------------------------                            -----                                                  ---------------
Adrian A. Joseph                                     Chief Executive Officer                                 $  60,000(2)
Sharon Nitka                                         Chief Financial Officer, Secretary & Director           $  23,080(3)
William A. Wilson                                    President and Director                                  $  20,400(4)
All officers and directors as a group (7 persons)                                                            $ 240,080(5)(6)

-----------------

(1) Does not include group life, health, hospitalization or other benefit plans which do not discriminate in scope, terms or operation in favor of officers or directors and which are available generally to all salaried employees.
(2) On January 3, 2000, Dr. Joseph was issued 500,000 shares of Common Stock as a bonus award under Rule 16b- 3(d) of the Securities Exchange Act of 1934.
(3) On January 3, 2000, Ms. Nitka was issued 44,000 shares of Common Stock as a bonus award under Rule 16b-3(d) of the Securities Exchange Act of 1934.
(4) On January 3, 2000, Mr. Wilson was issued 25,600 shares of Common Stock as a bonus award under Rule 16b-3(d) of the Securities Exchange Act of 1934.
(5) On January 3, 2000, as a group, the Company's officers and directors were issued a total of 704,032 shares of Common Stock as bonus awards under Rule 16b-3(d) of the Securities Exchange Act of 1934.
(6) Includes compensation to an officer who resigned on February 24, 2000 and a director who resigned on March 11, 2000.

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

     As of March 31, 2000, 360,000 options have been issued under the Option Plan. The aggregate number of shares of Common Stock to be delivered upon the exercise of all options granted under the Option Plan cannot exceed 360,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's Common Stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

     There is no maximum or minimum number of shares which may be subject to options granted to any one individual under the Option Plan. The exercise price of the stock covered by each option is determined at the time of grant; provided, however, that (i) as to incentive stock options, such exercise price will not be less than an amount equal to 100% of the "fair value" of the stock (as determined pursuant to the Option Plan) on the date the option is granted (110% for options granted to persons who hold 10% or more of the Company's Common Stock) and (ii) as to all other options, such exercise price will not be less than an amount equal to 85% of the fair value of the stock on the date the option is granted. Subject to the express provisions of the Option Plan, the terms of each option granted under the Option Plan, including the exercise price, manner of exercise, vesting and duration of each option, shall be as specified in the applicable option agreement between the Company and the option holder.

     The Board of Directors of the Company may amend, suspend or terminate the Option Plan at any time. Unless terminated sooner, the Option Plan will terminate on June 15, 2008 and no options may be granted thereafter. No amendment, suspension or termination of the Option Plan will, without the consent of the option holder, be made which would alter or impair any rights or obligations under any option then outstanding. Upon the dissolution or liquidation of the Company, the Option Plan will terminate, and any option previously granted thereunder and not yet exercisable in full will also terminate. In the event, however, that the Company is succeeded by another corporation, the Option Plan and any remaining options granted thereunder will be assumed by such successor corporation, subject to such adjustments as may be necessary due to the capital structure of the successor corporation.

     COMPENSATION ARRANGEMENTS. On May 15, 1998, the Company entered into a three-year employment agreement with Adrian A. Joseph. The employment agreement automatically renews for succeeding terms of one year, subject to the prior notification of termination by either the Company or Dr. Joseph. Annual compensation pursuant to the employment agreement is $240,000 per year, payable monthly, subject to annual increases at the discretion of the Company's Board of Directors. Dr. Joseph is also to receive an annual bonus equal to 10% of the amount of annual Company profits which exceeds $300,000 over the Company's prior year's profits. Although the employment agreement includes non-disclosure covenants as to the Company's trade secrets, Dr. Joseph is permitted to pursue other opportunities while serving as Chief Executive Officer of the Company, but only with the consent of the Board of Directors.

     On March 1, 2000, the Company entered into an employment agreement with William A. Wilson, a Company director, by which he agreed to act as the Company's President. Subject to earlier termination under certain circumstances, the agreement terminates on August 31, 2000, with automatic renewal for consecutive six-month terms unless either party gives notice to the contrary. The agreement provides for a $144,000 per year base salary. In addition, Mr. Wilson is to be issued 100,000 shares of Common Stock at the end of each six month period of employment, and has been granted an option to purchase up to 250,000 shares of Common Stock at $0.75 per share during a specified period. In the event the agreement is terminated other than for "cause," as defined in the agreement, or Mr. Wilson ends the agreement after a "Change in Control" (also as defined in the agreement), he is to receive his base salary and healthcare benefits for three months, extended to 12 months if he is terminated during a specified period surrounding a "Change in Control."

     The Company has also entered into an employment agreement with Sharon Nitka. That agreement is terminable by the Company at any time, without cause, and provides for an annual salary of $42,000 plus reimbursement of reasonable expenses incurred in the furtherance of the Company's business.

     The Company has entered into agreements with William A. Wilson, John R. Longenecker, Shelby T. Brewer and Robert Merriman, each of whom is an officer and/or director of the Company. Pursuant to those agreements (each of which is terminable by either party on 30-days notice), the Company pays fees of $2,000 per month to each of them for consulting services, plus reimbursement of Company approved expenses (although Mr. Wilson receives no fees under his agreement while the employment agreement described above remains in effect).

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

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS.

     The following table sets forth the record ownership of the Company's Common Stock (the Company's only class of voting stock) as of May 31, 2000 as to (i) each person or entity who owns more than 10% of any class of the Company's securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:


NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED(1)    PERCENT OF CLASS (2)
-------------------------                   -------------------------    --------------------
Adrian A.  and Dianna Joseph                         6,721,750(3)               44.2%
1400 Bristol Street N., Suite 240
Newport Beach, California 92660

Sharon Nitka                                           383,260(3)                2.5%
1400 Bristol Street N., Suite 240
Newport Beach, California 92660

William A. Wilson                                      828,500(3)                5.5%
10101 Wilshire Boulevard
Los Angeles, California 90024

All officers and directors                           8,775,110(3)               57.7%
as a group (5 persons)

----------------------
(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable.
(2) Based on 15,199,288 shares of Common Stock outstanding, without taking into account any shares issuable upon the exercise of outstanding options or warrants.
(3) Does not include shares which can be obtained pursuant to the exercise of options or other stock acquisition rights described in the table below.

     Other than the Class "A" Common Stock Purchase Warrants, the Company has no class of non-voting securities presently outstanding.

     The following table sets forth the options, warrants and other rights to acquire securities of the Company which were held as of May 31, 2000 by (i) each person or entity who owns more than 10% of any class of the Company's securities, (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:

                                      TITLE AND AMOUNT
                                      OF SECURITIES CALLED
                                      FOR BY OPTIONS,                                              EXPIRATION
NAME OF HOLDER                        WARRANTS OR RIGHTS(1)                 EXERCISE PRICE               DATE
----------------                      --------------------                  --------------         ----------
Adrian A. Joseph                      100,000 shares of Common Stock        $1.00/share            Varies(2)
                                      60,000 shares of Common Stock         $0.55/share            Varies(3)

Sharon Nitka                          60,000 shares of Common Stock         $0.50/share            Varies(3)

William A. Wilson                     250,000 shares of Common Stock        $0.75/share            (4)
                                      100,000 shares of Common Stock            (5)                (5)

All officers and directors            820,000 shares of Common Stock        $0.50 to               Varies(2)(3)(4)(5)
as a group (5 persons)                                                      $2.00/share

-------------

(1)  All options in this table are fully vested.
(2) Options are exercisable only during the term of Dr. Joseph's employment agreement, subject to extension to June 1, 2001 under certain circumstances.
(3) Options are exercisable until July 31, 2003 as to Dr. Joseph, and until July 31, 2008 as to the other optionees, subject in each case to earlier termination in the event of death, disability and certain other events.
(4) Options are exercisable beginning on the date of employment and ending on the earlier of the termination of employment or August 31, 2000.
(5)  Pursuant to his employment agreement, Mr. Wilson is to be issued
     100,000 shares of Common Stock at the end of each six month period of employment.

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

     On June 12, 1998, the Company issued to Adrian A. Joseph (the Company's Chief Executive Officer and majority shareholder) 10,000,000 shares of Common Stock in return for his assignment of the Nurescell Technology which he developed. At that time, the Company also paid Dr. Joseph approximately $34,000 for certain materials and supplies owned by him in connection with the development of that technology.

     The Company has also entered into employment agreements with Dr. Joseph, William A. Wilson (the Company's President) and Sharon Nitka (the Company's Chief Financial Officer and Secretary and a director), as described above in "Item 9. Remuneration of Directors and Officers," and has granted stock options to Dr. Joseph and Ms. Nitka, and stock options and periodic stock acquisition rights to Mr. Wilson, as described in "Item 10. Security Ownership of Management and Securityholders."

     The Company has entered into agreements with William A. Wilson, John R. Longenecker, Robert Merriman and Shelby T. Brewer (each of whom is an officer and/or director), as described above in "Item 9. Remuneration of Directors and Officers." Until her resignation as a director on March 11, 2000, Rita Lavelle was a party to a similar agreement which provided for payments to her of $4,000 per month.

     From August 6, 1999 until his resignation on February 24, 2000, Harold L. Rapp was employed pursuant to an employment agreement providing for an annual base salary of $144,000 and 100,000 shares of Common Stock at the end of each six month period of employment. In addition, Mr. Rapp was granted options to purchase up to 250,000 shares of Common Stock at $0.75 per share (which have since expired).

     Dr. Joseph has made several unsecured loans to Nurescell totaling approximately $257,000. Of those loans, approximately $79,000 is still outstanding and is payable on demand with interest at 10% per year.

     In December 1999, the Company issued 300,000 shares of Common Stock to Shelby T. Brewer in connection with him becoming a Company director. In addition, the Company granted to Mr. Brewer options to acquire up to 200,000 shares of Common Stock at $2.00 per share until October 31, 2000.

     On January 3, 2000, the Company converted $698,968 of debt into 524,266 shares of Common Stock. Of those shares, 400,000 were issued to Adrian Joseph, 21,760 were issued to Sharon Nitka, 12,800 were issued to William A. Wilson, 12,800 were issued to John R. Longenecker, 32,016 were issued to Rita Lavelle (a former director), 16,000 were issued to Harold Rapp (a former officer) and 6,400 were issued to Shelby T. Brewer.

     Pursuant to its consulting agreement with Robert Merriman, the Company is to issue him 300,000 shares of Common Stock. In addition, Dr. Merriman has been granted options to purchase up to 200,000 shares of Common Stock at $2.00 per share.

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

     The following table sets forth the quarterly high and low bids for the Company's Common Stock as reported by the OTC Bulletin Board since the beginning of public trading:

                                                          COMMON STOCK
                                                          ------------
         FISCAL YEAR 2000                               HIGH*        LOW*
First quarter (starting June 22, 1999) ......           $5.50        $4.00
Second quarter ..............................           $5.50        $1.4531
Third quarter ...............................           $3.62        $1.25
Fourth quarter ..............................           $4.375       $0.75

         FISCAL YEAR 2001

First quarter (through June 15, 2000) .......           $3.375       $1.50

---------
* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in its business. As of May 31, 2000, the number of record holders of the Company's Common Stock was 294.

ITEM 2. LEGAL PROCEEDINGS.

     Other than pending legal proceedings which have previously been reported in the Company's reports on Form 10- QSB, to the knowledge of management, there is no pending litigation by or against the Company.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None, except as previously reported in the Company's reports on Form 8-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

ITEM 5.  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     During the fiscal year ended March 31, 2000, Form 3s were filed late by William A. Wilson, Rita Lavelle, Harold L. Rapp, John R. Longenecker and Shelby Brewer. In addition, the following Form 4s were filed late: (i) a May 1999 Form 4 by Adrian A. Joseph (reporting six transactions), (ii) a December 1999 Form 4 by William A. Wilson (reporting four transactions), (iii) an October 1999 and a March 2000 Form 4 by John R. Longenecker (reporting two transactions) and (iv) an October 1999 Form 4 and January and February 2000 Form 4s by Rita Lavelle (reporting a total of eight transactions).

ITEM 6. REPORTS ON FORM 8-K.

     The Company filed one report on Form 8-K during the quarter ended March 31, 2000. Such report is dated January 24, 2000 and provided disclosure under Item 4 regarding changes in the Company's certifying accountant. No financial statements were required to be filed with such report.

     On January 28, 2000, the Company filed an amendment to its report on Form 8-K dated December 16, 1999. Such amendment provided disclosure under Item 4 regarding changes in the Company's certifying accountant. No financial statements were required to be filed with such amendment.

                                NURESCELL INC.
                        INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors for the year ended March 31, 2000             F-1

Report of Independent Auditors for the period ended March 31, 1999           F-2

Balance Sheets as of March 31, 2000 and 1999                                 F-3

Statements of Operations for the year ended March 31, 2000, for the period May 12, 1998 (Date of Inception) to March 31, 1999 and
     cumulative for the period May 12, 1998 (Date of Inception) to
     March 31, 2000                                                          F-4

Statements of Shareholders' Equity (Deficiency) for the period
      May 12, 1998 (Date of Inception) to March 31, 2000                     F-5

Statements of Cash Flows for the year ended March 31, 2000, for the period May 12, 1998 (Date of Inception) to March 31, 1999 and
     cumulative for the period May 12, 1998 (Date of Inception) to
     March 31, 2000                                                          F-6

Notes to Financial Statements                                                F-7

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Nurescell Inc.

We have audited the accompanying balance sheet of Nurescell Inc. (A Company in the Development Stage) as of March 31, 2000 and the related statement of operations, shareholders' deficiency, and cash flows for the year then ended and the cumulative from the period April 1, 1999 through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nurescell Inc. (A Company in the Development Stage) as of March 31, 2000, and the results of its operations and its cash flows for the year then ended and the cumulative from the period April 1, 1999 through March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                        HOLLANDER, LUMER & CO. LLP

Los Angeles, California
June 22, 2000

                          REPORT OF INDEPENDENT AUDITOR


RONALD L. JAMIESON, CPA
Certified Public Accountants
4281 Katella Ave. Suite 117, Los Alamitos, CA 90720
(714) 821-9690 * (562) 598-8549 * Fax (714)821-9286


                   June 15, 1999 except for  Note 12 dated June 22, 2000

To the Board of Directors
Nurescell Inc.
Irvine, CA 92614

I have audited the accompanying balance sheet of Nurescell Inc. (a development stage company) as of March 31, 1999 and the related statement of operations, stockholders' equity (deficiency), and cash flows for the period from May 12, 1998 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Nurescell Inc. as of March 31, 1999, and the results of its operations and its cash flows for the period from May 12, 1998 (inception) to March 31, 1999, in conformity with generally accepted accounting principles.

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


                                    Ronald L. Jamieson, CPA

                                 NURESCELL INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                            MARCH 31, 2000 AND 1999


                                                                              2000           1999
                                                                         ------------    ------------
                              ASSETS
CURRENT ASSETS
   Cash                                                                  $     26,945    $    125,421
   Stock subscriptions receivable                                                --            25,000
   Accounts receivables                                                         8,700            --
   Inventory                                                                   25,078            --
   Advance to employees                                                          --            12,075
   Due from officer                                                              --            54,673
   Other receivable                                                              --             3,761
   Other prepaid expenses                                                      13,732            --
                                                                         ------------    ------------
     TOTAL CURRENT ASSETS                                                      74,455         220,930
                                                                         ------------    ------------
PROPERTY AND EQUIPMENT net of accumulated
     Depreciation and amortization of $14,021 and $5,881                       48,937          43,100

OTHER ASSETS
   Prepaid financing cost                                                      84,999            --
   Deposits                                                                     3,679           3,000
   Intangibles                                                                 30,005           8,609
   Unamortized discount on notes payable                                      236,310            --
                                                                         ------------    ------------
     TOTAL OTHER ASSETS                                                       354,993          11,609
                                                                         ------------    ------------
         TOTAL                                                           $    478,385    $    275,639
                                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                      $    139,289    $     34,826
   Due to officer                                                              79,367            --
   Accrued expenses                                                           120,092           9,839
                                                                         ------------    ------------
     TOTAL CURRENT LIABILITIES                                                338,748          44,665

NOTES PAYABLE                                                                 770,000            --
                                                                         ------------    ------------
TOTAL LIABILITIES                                                           1,108,748          44,665

SHAREHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                               --              --
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     issued and outstanding - 15,191,788 shares in 2000 and
     13,082,000 shares in 1999                                                  1,519           1,308
   Additional paid-in capital                                               4,028,739         904,192
   Accumulated deficit                                                     (4,660,621)       (674,526)
                                                                         ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                (630,363)        230,974
                                                                         ------------    ------------
         TOTAL                                                           $    478,385    $    275,639
                                                                         ============    ============


                 See accompanying Notes to Financial Statements

                                 NURESCELL INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS



                                                                                         Cumulative
                                                                   For the period      For the period
                                                 For the year       May 12, 1998        May 12, 1998
                                                    ended        (Date of Inception) (Date of Inception)
                                                March 31, 2000    to March 31, 1999   to March 31, 2000
                                                --------------- ------------------  ------------------
SALES                                           $        8,700  $           --      $        8,700

COST OF SALES                                           21,377              --              21,377
                                                --------------  ----------------    --------------
GROSS LOSS                                             (12,677)             --             (12,677)

OPERATING EXPENSES
Research and development                                64,632             2,000            66,632
General and administrative                           3,879,937           670,039         4,549,976
Depreciation                                             9,362             5,881            15,243
                                                --------------  ----------------    --------------
TOTAL EXPENSES                                       3,953,931           677,920         4,631,851
                                                --------------  ----------------    --------------
LOSS FROM OPERATIONS                                (3,966,608)         (677,920)       (4,644,528)

OTHER INCOME (EXPENSE)

Interest income (expense)                              (12,709)            3,394            (9,315)
Loss on abandonment of computer software                (6,778)               --            (6,778)
                                                --------------  ----------------    --------------
TOTAL OTHER INCOME (EXPENSE)                           (19,487)            3,394           (16,093)
                                                --------------  ----------------    --------------
NET LOSS                                        $   (3,986,095) $       (674,526)   $   (4,660,621)
                                                ==============  ================    ==============
BASIC AND DILUTED LOSS PER SHARE                $        (0.29) $          (0.06)   $        (0.36)
                                                ==============  ================    ==============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               13,610,906        12,086,916        13,003,247
                                                ==============  ================    ==============


                 See accompanying Notes to Financial Statements

                                 NURESCELL INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM MAY 12, 1998 (INCEPTION DATE) TO MARCH 31, 2000


                                                                  COMMON STOCK          ADDITIONAL
                                                           --------------------------     PAID IN      ACCUMULATED
                                                              SHARES        AMOUNT        CAPITAL         DEFICIT        TOTAL
                                                           --------------------------   -----------    ------------   -----------
Issuance of common stock
     Cash - Founding Shareholders (March 1998 at $.001)     2,100,000    $       210    $     1,890    $      --      $     2,100
     Cash - Founding Shareholders (June 1998 at $.001)        400,000             40            360                           400
     Purchase of Technology (June 1998 at $.0001)          10,000,000          1,000         (1,000)                           --
     Cash - $1.00 per share (August 1998)                     498,000             50        497,950                       498,000
     Cash - $5.00 per share, net of issuance cost
      (September 1998)                                         19,800              2         87,720                        87,722
     Cash - $5.00 per share, net of issuance cost
      (October 1998)                                            5,200              1         23,038                        23,039
     Cash - $5.00 per share, net of issuance cost
      (November 1998)                                           1,500                         6,645                         6,645
     Cash - $5.00 per share, net of issuance cost
      (February 1999)                                          12,000              1         53,163                        53,164
     Cash - $5.00 per share, net of issuance cost
      (March 1999)                                             40,500              4        179,426                       179,430
     Common stock subscriptions                                 5,000                        25,000                        25,000
Fair value of options                                                                        30,000                        30,000
Net loss, as restated for March 31, 1999                                                                  (674,526)
                                                           ----------    -----------    -----------   ------------    -----------
BALANCE, MARCH 31, 1999                                    13,082,000          1,308        904,192       (674,526)       230,974

Issuance of common stock
     Cash $100 and investment bankings services
      (May 1999 at $2.50)                                      30,000              3         74,997                        75,000
     Consulting services (October 1999 at $1.17)                8,000              1          9,359                         9,360
     Consulting services (December 1999 at $1.10)             134,000             13        147,597                       147,610
     Consulting services (January 2000 at $.98)               100,000             10         98,240                        98,250
     Exercise of stock options (October 1999 at $.50)          60,000              6         29,994                        30,000
     Exercise of stock options (October 1999 at $.50)          60,000              6         29,994                        30,000
     Exercise of stock options (January 2000 at $1.00)         15,000              2         14,999                        15,001
     Exercise of stock options (March 2000 at $2.00)           10,000              1         19,999                        20,000
     To a director (December 1999 at $1.78)                   300,000             30        533,970                       534,000
     To employees (December 1999 at $2.25)                     20,000              2         44,998                        45,000
     To employee (December 1999 at $1.88)                     100,000             10        187,490                       187,490
     Conversion of debt to capital
      (January 2000 at $1.17)                                 524,226             52        614,275                       614,327
     Award to directors and officers
      (January 2000 at $1.17)                                 734,562             73        860,742                       860,815
     Cash (April 1999 at $5.00)                                14,000              2         69,998                        70,000
Fair value of options and warrants                                                          387,895                       387,895
Net loss                                                                                                (3,986,095)    (3,986,095)
                                                           ----------    -----------    -----------   ------------    -----------
BALANCE, MARCH 31, 2000                                    15,191,788    $     1,519    $ 4,028,739    $(4,660,621)   $  (630,363)
                                                           ==========    ===========    ===========   ============    ===========


                 See accompanying Notes to Financial Statements

                                 NURESCELL INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS



                                                                                                  Cumulative
                                                                                For the period  For the period
                                                                                May 12, 1998    May 12, 1998
                                                                 For the year     (Date of        (Date of
                                                                    ended       Inception) to   Inception) to
                                                                March 31, 2000  March 31, 1999  March 31, 2000
                                                                --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                          $(3,986,095)   $  (674,526)   $(4,660,621)
Adjustments:
     Depreciation                                                       9,362          5,881         15,243
     Amortization of discount on notes payable                         33,690           --           33,690
     Loss on abandonment of computer software                           6,778           --            6,778
     Issuance of stock for services                                 1,957,435           --        1,957,435
     Issuance of stock for conversion of debt to capital              614,327           --          614,327
     Fair value of options and warrants                               387,895         30,000        417,895
     Changes in operating assets and liabilities
       Accounts receivable                                             (8,700)          --           (8,700)
       Inventory                                                      (25,078)          --          (25,078)
       Prepaid financing cost                                         (84,999)          --          (84,999)
       Other prepaid expenses                                         (13,732)          --          (13,732)
       Advances to employee                                            12,075        (12,075)          --
       Due from officer                                                54,673        (54,673)          --
       Other receivables                                                3,761         (3,761)          --
       Due to officers                                                 79,367           --           79,367
       Accounts payable                                               104,463         34,826        139,289
       Accrued salaries and payroll taxes payable                      87,054          9,839         96,893
       Other accrued expenses                                          23,199           --           23,199
                                                                --------------  --------------  --------------
  Net Cash Flows Used by Operating Activities                        (744,525)      (664,489)    (1,409,014)
                                                                --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                              (21,977)       (48,981)       (70,958)
     Deposits                                                            (679)        (3,000)        (3,679)
     Intangibles                                                      (21,396)        (8,609)       (30,005)
                                                                --------------  --------------  --------------
  Net Cash Flows Used by Investing Activities                         (44,052)       (60,590)      (104,642)
                                                                --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                               190,101        850,500      1,040,601
     Proceeds from issuance of convertible notes                      500,000           --          500,000
                                                                --------------  --------------  --------------
  Net Cash Flows Provided by Financing Activities                     690,101        850,500      1,540,601
                                                                --------------  --------------  --------------
Net increase (decrease) in cash                                       (98,476)       125,421         26,945
Cash at beginning of year                                             125,421           --             --
                                                                --------------  --------------  --------------
Cash at end of year                                               $    26,945    $   125,421    $    26,945
                                                                ==============  ==============  ==============
SUPPLEMENTAL DISCLOSURES OF NON-CASH
     FINANCING ACTIVITIES
     Issuance common stock for services                           $ 1,957,435    $      --      $ 1,957,435
     Issuance of common stock for conversion of debt to equity        614,327           --          614,327
                                                                --------------  --------------  --------------
     Fair value of options and warrants to non-employees              387,895         30,000        417,895
                                                                --------------  --------------  --------------
                                                                  $ 2,959,657    $    30,000    $ 2,989,657
                                                                ==============  ==============  ==============


                 See accompanying Notes to Financial Statements

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS


1. GENERAL

DESCRIPTION OF BUSINESS: Nurescell Inc. (the "Company") was incorporated in Nevada on May 12, 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology material, which is comprised of a unique composite of materials, is designed for incorporation into the structural components of new and existing nuclear reactors and other facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing facilities. It is also being designed as a containment material which will provide an attractive alternative to the conventional technologies currently used to transport and store ever-increasing amounts of spent nuclear fuel and other radioactive waste. In addition, it is expected to provide an innovative shielding material for various other purposes, including nuclear accelerator and defense research applications. The Nurescell Technology is based upon a proprietary formulation which was acquired from Adrian A. Joseph, Ph.D. the Company's Chief Executive Officer and majority shareholder, in June 1998.

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NUSL", and has been so quoted since June 10, 1999. Prior to that date, there was no public trading market for the Company's equity securities. In addition, the Company's Class "A" Common Stock Purchase Warrants (the "Class A Warrants") are quoted on the OTC Bulletin Board under the symbol "NUSLW".

The Company is in its pre-production and testing stage, and therefore, it currently has only limited sales, and is not extensively marketing the Nurescell Technology.

GOING CONCERN: The Company has accumulated net losses of $4,660,621 and negative working capital of $264,293 as of March 31, 2000. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to complete the necessary testing required to generate commercial revenues sufficient to fund ongoing operations. At this time, the Company expects that it will need approximately $3 million in additional financing over the next two years in order to complete the necessary manufacturing capacity and marketing of the Nurescell Technology. The Company currently anticipates financing of at least $2 million to be derived from a "best efforts" private offering of equity securities which is currently being discussed with several private investors. There can, however, be no guarantee that such offering will be successfully completed or that any additional funding will be available on terms favorable to the Company or its shareholders, if at all. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: Since the Company has limited revenues and has not yet commenced its principal operations, it is considered a "development stage enterprise," as defined by Statement of Financial Accounting Standards ("SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

FISCAL YEAR: The Company adopted a fiscal year ending March 31. These financial statements include the transactions from the inception of the Company, May 12, 1998 to March 31, 2000.

START-UP ACTIVITIES: In 1998, the American Institute of Certified Public Accountants ("AICPA") amended the AICPA Statement of Position ("SOP") and Audit and Accounting Guides addressing the reporting of costs of start-up activities. Effective for fiscal years beginning after December 15, 1998, SOP 98-5 requires costs of start-up activities and organizational costs to be expenses as incurred. Because early application is encouraged in prior periods, the Company has restated the financial statements to conform.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management, to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

EARNINGS PER SHARE: Basic Earnings per Share ("EPS") is calculated by dividing income available to common stockholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back
(a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

INCOME TAXES: The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Useful lives generally are as follows:

         Furniture and fixtures                      7 years
         Computers                                   5 years
         Tooling and molds                           7 years
         Equipment                                   7 years

INVENTORIES: Inventories have been valued at the lower of cost (weighted average) or market.

STOCK-BASED COMPENSATION: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require a fair value based method of accounting for stock options. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

OTHER ASSETS: Other assets consist of deposits, intangibles, and unamortized discount on notes payable (See Note 7). Intangibles include patent application and associated legal costs. Upon commencement of operations, all costs associated with obtaining patents will be amortized on a straight-line basis over a 17-year period. The Company will evaluate the recoverability of intangibles on an annual basis by comparing the estimated net realizable value of the intangibles to their carrying value.


3. INTANGIBLE ASSETS

In June 1998, the Company entered into a Sale of Technology Agreement ("Agreement") with Dr. Adrian Joseph (now an officer of the Company) whereby the Company acquired all rights, title and interest in a new generation of flexible containment material ("Nuresfoam") for radioactive material ("Technology"). The Technology is based, in part, on prior patented technology, however the Technology itself has not yet been patented nor trademarked.

As consideration for the sale of the Technology, Dr. Joseph received 10,000,000 shares or 80% of the Company's then outstanding Common Stock. The transfer of the Technology was intended to be a tax-free exchange in accordance with Internal Revenue Code Section 351. The Agreement stated that the Company valued the Technology at $5,000,000; however, Staff Accounting Bulletin No. 48 stated that "transfers of nonmonetary assets to a company by its shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded as the transferor's historical cost basis determined under generally accepted accounting principles". Consequently, the Technology has been recorded at a zero basis.

4. PROPERTY AND EQUIPMENT

Property and equipment is consisted of the following at March 31, 2000 and 1999:


                                                                 2000              1999
                                                             --------------   ---------------
               Furniture and fixtures                        $       6,070    $          836
               Computers                                            25,055            29,847
               Tooling and molds                                    12,140               -
               Equipment                                            19,693            18,298
                                                             --------------   ---------------
                                                                    62,958            48,981
               Less: accumulated depreciation                       14,021             5,881
                                                             --------------   ---------------
                                                             $      48,937    $       43,100
                                                             ==============   ===============



5. INVENTORIES

Inventories consisted of the following at March 31, 2000:

               Raw material                                  $      18,378
               Work in process
                                                                     2,100
               Finished goods
                                                                     4,600
                                                             ==============
                                                             $      25,078
                                                             ==============


6. DUE TO OFFICER

Due to officer at March 31, 2000 consisted of short-term cash advance from Dr. Adrian Joseph, the Chief Executive Officer, payable on demand, and bearing interest at 10% per annum.


7. CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value $385,000 and bearing interest at 8% per annum ("December note" and "February note"). Interest for the December and February notes are due quarterly beginning March 31, 2000 and June 30, 2000, respectively. For both notes, the Company recorded an original issue discount of $270,000, legal fees in the amount of $28,500, and finders' fee in the amount of $50,000. Additionally, a refundable prepaid fee of $25,000 was withheld by Triton to reserve an equity credit line, which the Company has decided not to pursue. As of March 31, 1999, Triton still held the $25,000.

The December note has a warrant feature for 25,000 shares of Company Common Stock, with a three-year expiration date. The February note has a warrant feature for 75,000 shares of the Company Common Stock, also with a three-year expiration date. Accounting Principles Board Opinion No. 16 requires that separate amounts attributable to the debt and the purchase warrant be computed and accounting recognition be given to each component. The warrants were valued at fair value at the grant date using the Black-Scholes pricing model. The warrants of December and February notes can be converted into Common Stock for $ 2.25 and $4 per share, respectively.

The discount and other expenses related to the issuance of convertible promissory notes are being amortized over the two-year life of the December note and over the 22-month life of the February note.

Interest on the notes can be paid in shares of the Company's Common Stock at the discretion of the Company, as follows: the dollar amount of the interest to be paid divided by the average of the closing bid prices for the Common Stock for the ten (10) trading days prior to the due date of such interest payment multiplied by ninety percent (90).

The holder of the convertible promissory note can convert it to the Company's Common Stock at its option, any time commencing the earlier of (i) the date on which the Registration Statement is declared effective by the SEC; or (ii) the date which is one hundred twenty days after the date of the note. The holder is entitled to convert all or a portion of the original principal face amount of this note into shares of common stock at a conversion price for each share of common stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's Common Stock at the date of the note or (b) the average of the three lowest bid prices of the Company's Common Stock for twenty (20) trading days prior to the conversion date - at a price per share per the following sliding formula:

                 date of note to 120 days           =        105%
                 121 days to 150 days               =        103%
                 151 days to 180 days               =        100%
                 181 days to 210 days               =         97%
                 more than 210 days                 =         95%


8. SHAREHOLDERS' EQUITY

In March and June of 1998, the Company issued 2,100,000 and 400,000 shares, respectively, of the Company's Common Stock to the founding shareholders of the Company at $.001 per share.

In June 1998, the Company issued 10,000,000 shares of the Company's Common Stock to Adrian Joseph as consideration for the sale of his technology to the Company.

In August 1998, the Company received net proceeds of $498,000 in a private placement of 498,000 shares the Company's Common Stock at $1 per share.

During September 1998 through March 1999, the Company received net proceeds of $350,000 in several private placements totaling 79,000 shares of the Company's Common Stock at $5 per share.

In May 1998, the Company, pursuant to the employment agreement, granted Adrian Joseph, the Chief Executive Officer of the Company, an option to purchase 100,000 shares of the Company's Common Stock at $1.00 per share. The options were valued at $1 per share.

In June 1998, the Board of Directors approved a Non-qualified Stock Option Plan granting to any director, officer, employee or consultant to the Company options to purchase the Company's Common Stock over a ten-year period, at the fair market value at time of grant. The aggregate number of common shares of the Company which may be granted under the plan is 360,000 shares (300,000 shares at $.50 per share and 60,000 shares to Dr. Adrian Joseph at $.55 per share). As of March 31, 2000, options for 360,000 shares have been granted under the plan. In October 1999, Eric Michelman, a consultant to the Company, exercised his option for 60,000 shares. In October 1999, William Wilson, a member of the board of the Company, exercised his option for 60,000 shares.

In August 1998, the Company granted Douglas Denhart, a finder, an option to purchase 24,000 shares of the Company's Common Stock at $1.00 per share for his past services to the Company. These options were valued at $2.50 per share.

In March 1999, the Company received subscriptions for 5,000 shares of the Company's Common Stock at $5 per share. Subsequently, in April 1999, the monies were received and the stocks were issued.

In April 1999, the Company granted Robert Shaw, a consultant to the Company, an option to purchase 15,000 shares of the Company's Common Stock at $1.00 per share for each month that he provides services under his agreement with the Company. The options were valued at various prices. As of March 31, 2000, he was granted a total of 180,000 options, of which, 15,000 shares were exercised in January 2000.

In May 1999, the Company granted Robert Cannone, a finder, an option to purchase 11,000 shares of the Company's Common Stock at $1.00 per share for his past services to the Company. These options were valued at $2.50 per share.

In July 1999, the Company issued to National Capital Merchant Group, Ltd. 30,000 shares of the Company's Common Stock valued at $2.50 per share for past investment banking services to the Company.

In September 1999, the Company issued to James Barone, a finder, 8,000 shares of the Company's Common Stock valued at $1.17 per share for his past services to the Company.

In December 1999, pursuant to a consulting agreement, the Company issued 134,000 shares of Company's Common Stock to Dr. Chiu. These shares were valued at $2.20 per share.

In December 1999, the Company issued to Shelby Brewer, a member of the board of the Company, 300,000 shares of Company's Common Stock valued at $1.78 per share pursuant to the terms of his consulting agreement with the Company. Also under the agreement, Mr. Brewer has been granted an option to purchase 200,000 shares of the Company's Common Stock for $2 per share any time between November 1, 1999 and October 31, 2000. (See Note 11) In March 2000, Mr. Brewer exercised his option for 10,000 shares.

In December 1999, the Company issued to Kay Barone and Jasmine Kastor, both employees of the Company, 10,000 shares each of the Company's Common Stock valued at $2.25 per share for their past services to the Company. Additionally, Ms. Barone and Ms. Kastor were granted options to purchase 10,000 shares each of the Company's Common Stock for $2.20 per share. As of March 31, 2000, these options have not been exercised.

In December 1999, the Company issued to Harold Rapp, a former President of the Company, 100,000 shares of the Company's Common Stock valued at $1.88 per share.

In January 2000, the Company issued to Dutchess Advisors, Ltd. 100,000 shares of the Company's Common Stock valued at $.98 per share for past consulting services to the Company.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for the options granted under the Non-Qualified Stock Option Plan. Compensation cost is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company's net loss and loss per share would have been increased by approximately $444,058 or $.03 per share for March 31, 2000 and $25,750 for 1999, respectively, had compensation expense been recognized. The fair value of the options granted during fiscal year ended March 31, 2000, is estimated to range from $1.73 to $2.19 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 2,521%, risk free interest rate of 5.5%, and an expected life of 3-10 years.

The following non-qualified stock options granted by the Company were outstanding at March 31, 2000:


                        Exercise
     Number of         Price per
      Shares             Share             Date of Grant            Date of Vesting          Date of Expiration
------------------ ----------------- -------------------------- ------------------------- ----------------------
          100,000           $  1.00        July 15, 1998             July 15, 1998              June 1, 2001
           60,000              0.55        July 31, 1998             July 31, 1998             June 15, 2006
          180,000              0.50        July 31, 1998             July 31, 1998             June 15, 2008
           24,000              1.00       August 13, 1998           August 13, 1998                 none
          165,000              1.00        April 1, 1999                Various                     none
           11,000              1.00         May 7, 1999               May 7, 1999               May 7, 2002
           20,000              2.20      November 5, 1999           November 5, 1999                none
          190,000              2.00      November 1, 1999           November 1, 1999                none
          250,000              0.75        March 1, 2000             March 1, 2001                  none
------------------
        1,000,000
==================


In September 1998, the Board of Directors approved an offering of units consisting of one share of Common Stock (the "Common Stock") and one Class "A" Common Stock Purchase Warrant (the "Class A Warrants") of the Company.

The Class "A" Warrants are exercisable into one share of Common Stock and one Class "B" Common Stock Purchase Warrant (the "Class "B" Warrant") commencing the day immediately after the first anniversary of the closing of the offering (the "A Exercise Date") and have an exercise price of $4.00. The Class "A" Warrants expire on the first anniversary of the "A Exercise Date" (the "A Expiration Date"). The Class "B" Warrants are exercisable into one share of Common Stock commencing immediately upon their issuance (the "B Exercise Date") and have an exercise price of $3.00 per share of Company Common Stock. The Class "B" Warrants expire on the first anniversary of the "B Exercise Date."

Prior to permitting the exercise of either the Class "A" or Class "B" Warrants, the Company was required to either register the underlying Common Stock or seek an exemption from registration under both federal and state law. The Common Stock and the Class A warrants are immediately detachable.

The following warrants granted by the Company were outstanding at March 31, 2000:


                     Exercise
    Number of       Price per
     Shares           Share             Date of Grant             Date of Vesting           Date of Expiration
----------------- -------------- ---------------------------- ------------------------- -------------------------
          98,000        $  4.00           March 31, 1999         November 10, 1999            November 9, 2000
          25,000           2.25        December 15, 1999         December 15, 1999           December 14, 2002
          75,000           4.00         February 8, 2000          February 8, 2000            February 7, 2003
=================
         198,000
=================


The warrants/options granted to non-employees during fiscal year ended March 31, 1999 and 2000 were valued using the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. Compensation expense recognized amounted to $30,000 in 1999, and $387,895 in 2000. The fair market value of the options granted is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 2.521, risk-free interest rate of 5% - 5.5% and an expected life of 2-3 years.

Options and warrants to purchase 936,000 and 460,000 shares of the Company's Common Stock were outstanding at March 31, 2000 and 1999, respectively. Options and warrants outstanding were not included in the computation of diluted loss per common share because the effect would be antidilutive.

In January 2000, the board of directors approved the conversion of debt to stock for (a) six board members' accrued director's fees, (b) accrued salary for three officers of the Company, (c) loans to the Company from one of its officers, and (d) unreimbursed expenses for one of the officers and one of the directors. The conversion was structured to pay 20% of the debt in cash, and 80% of the debt to be converted into 524,226 shares of Company Common Stock at $ .75 per share. The different between this value and fair value at the date of the conversion were booked as debt financing cost. In addition, the boards also approved an award of 734,562 shares of the Company's Common Stock. Those shares were valued at fair value at the date of the award granted and booked as expenses.

9. INCOME TAXES

For Federal income tax purposes, approximately $4,600,000 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because management believes that there is at least a 50% chance that the carryforwards will expire unused. Accordingly, at March 31, 2000, the $1,175,000 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.


10. RELATED PARTY TRANSACTIONS

The Company has received unsecured advances of $79,367 from one of its officers. (See Note 6)

The Company has also entered into consulting contracts with certain directors as a means of inducing the directors to devote additional time and effort to the Company over and above the time normally expected of a director. These contracts provide for payments of $2,000 per month to each director under contract, have no stated termination date but are cancelable by either party on 30 days written notice. Amounts paid by the Company under these contracts were approximately $128,000 during the year March 31, 2000. Amounts accrued to these directors for their services for the year ended March 31, 2000 are $6,000.

The Company purchased various chemicals, lab equipment, research material, and start-up expenses from a related party. The purchase of chemicals, lab equipment, research materials, and start-up expenses amounted to $34,000 and $2,012 during the period ended March 31, 1999 and 2000, respectively.


11. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS: In May 1998, the Company entered into a three-year employment agreement with Dr. Adrian Joseph. Under the agreement, Dr. Joseph will serve as the Chief Executive Officer of the Company. The employment agreement automatically renews for succeeding terms of one year, subject to prior notification of termination by either the Company or Dr. Joseph. Annual compensation pursuant to the employment agreement is $240,000 per year, payable monthly, subject to annual increases at the discretion of the Company's Board of Directors. Dr. Joseph is also to receive an annual bonus equal to 10% of the amount of annual Company profits which exceeds $300,000 over the Company's prior year's profits. Under the agreement, Dr. Joseph was also granted an option to purchase 100,000 shares of the Company's Common Stock at $1 per share. The option can be exercised in lots of 10,000 shares or more during the term of the employment agreement until the termination of employment by the Company with cause or June 1, 2001 whichever sooner occurs.

In June 1998, the Company entered into an employment agreement with Kay Barone. Under the agreement. Ms. Barone serves as an Administrative Assistant to Dr. Adrian Joseph. Under the terms of that agreement, Ms. Barone will receive an annual salary of $36,000.

In June 1998, the Company entered into an employment agreement with Sharon Nitka. Ms. Nitka serves as the Chief Financial Officer of the Company. Under the terms of that agreement, Ms. Nitka receives an annual salary of $42,000. Sharon Nitka is the sister of Dr. Adrian Joseph, the Chief Executive Officer of the Company.

In March 2000, the Company entered into an employment agreement with William Wilson. Under the agreement, Mr. Wilson will serve as the President of the Company until August 31, 2000 wherein the agreement automatically renews for succeeding terms of six months. Under the terms of the agreement, Mr. Wilson will receive an annual salary of $144,000 and stock option to purchase 250,000 shares of the Company's Common Stock at $.75 per share. The option can be exercised on the anniversary date of each year of employment commencing the year of employment. Also under the agreement, Mr. Wilson will receive 100,000 shares of the Company's Common Stock at the end of every 6 month period of employment, with the first issuance of shares made on or before August 31, 2000 and every 6 months thereafter during the term of agreement.

CONSULTING AGREEMENTS: In June 1999, the Company entered into a consulting agreement with Dr. Chong Chiu. Under the agreement, Dr. Chiu will provide certain marketing, product development, specification review and other services to the Company related to nuclear power plants. Dr. Chiu is the former Engineering and Safety Manager of the San Onofre Nuclear Generating Station. The agreement provides for Dr. Chiu to receive 15% percent of net (amount received after cost of production) of all nuclear power plant revenues generated as a direct result of his services. He is also to receive 10% of the gross value of the grants he generates for the Company and 400,000 shares of the Company's Common Stock over 3 years. In December 1999, pursuant to the consulting agreement, the Company issued 134,000 shares of Company's Common Stock to Dr. Chiu. These shares were valued at $2.20 per share. Additional 133,000 shares each of the Company's Common Stock will be issued to Dr. Chiu on or before December 15, 2000 and 2001, respectively.

In June 1999, the Company entered into a consulting agreement with National Capital Merchant Group, Ltd. ("National Capital"). Under the agreement, National Capital will provide advice, consultation, information, and services to the Company regarding general financial and business matters such as mergers and acquisitions, capital investitures, maintaining shareholder value, report on the general financial markets, and investment banking services until June 30, 2000. Under the terms of the agreement, National Capital received options to purchase 40,000 shares of the Company's Common Stock at $2.50 per share. As of March 31, 2000, National Capital exercised the option to purchase 30,000 shares of the Company's Common Stock and received 10,000 shares from Dr. Joseph, effectively canceling the agreement between the Company and National Capital. The shares transferred from Dr. Joseph to National Capital were booked as consulting fees.

In April 1999, the Company entered into a consulting agreement with Robert Shaw. Under the agreement, Mr. Shaw will provide services to the Company such as marketing analysis, marketing plan, and product development. Under the terms of the agreement, Mr. Shaw will receive 15,000 shares option per month for his services, which can be exercised at $1 per share of the Company's Common Stock for 24 months commencing April 1, 1999.

In June 1998, the Company entered into a consulting agreement with John Longenecker. Under the agreement, Mr. Longenecker will provide services to the Company as a member of the board of directors. Under the terms of the agreement, Mr. Longenecker will receive an initial retainer fee of $7,000 and $2,000 per month plus any out of pocket expenses incurred.

In December 1999, the Company entered into a consulting agreement with Shelby Brewer. Under the agreement, Mr. Brewer will provide services to the Company as a member of the board of directors. Under the terms of the agreement, Mr. Brewer will receive $2,000 per month plus any out of pocket expenses incurred. Pursuant to the agreement, Mr. Brewer also received options to purchase 200,000 shares of the Company's Common Stock at $2 per share.

INDEMNIFICATION AGREEMENT: In September 1998, the Company entered into an agreement with the Company's directors and officers (collectively "Indemnitees") to hold, at the Indemnitee's request, the Indemnitee harmless from any and all losses and expenses incurred by the Company. Furthermore, if the Company fails to defend the Indemitee in a timely manner, the Company agrees to reimburse the Indemnitee for expenses and losses incurred by the Indemnitee.

OPERATING LEASES: In June 1999, the Company moved to a new location and entered into a three year lease that requires minimum monthly payments of $3,679 for year one, $3,786 for year two, and $3,893 for year three. Rent expense for the period ended March 31, 2000, was $40,469. In August 1999 the Company entered a lease agreement for a postage meter for 42 months at $70 per month.

The estimated future minimum lease payments under all operating leases are as follows:

                   Years Ending
                     March 31,
               ----------------------
                       2000                            $  45,737
                       2001                               47,021
                       2002                               20,305
                       2003                                  170
                       2004                                   --
                                                  ---------------
                       Total                           $ 113,233
                                                  ===============


12. RESTATEMENTS AND RECLASSIFICATIONS OF FINANCIAL STATEMENTS ENDED MARCH 31, 1999

The accompanying financial statements for the period ended March 31, 1999 have been restated to correct errors in application of accounting principles in the following transactions:

    a. The Technology transferred to the Company from Dr. Joseph was valued at $10,000. It should have been valued at zero basis. (See Note 3)

    b. Options granted to non-employees were not valued in accordance to SFAS No. 123. (See Note 8)
    c. There was no disclosure for stock granted to employees (SFAS No. 123) in the prior year's financial statements.

The effect of the restatements increased net loss for the year ended March 31, 1999 by $30,000.

Interest expense for the period ended March 31, 1999 has been reclassified from general and administrative expense to interest expense.


13. SUBSEQUENT EVENTS

STOCK OPTIONS: In April 2000, the Company entered into a public relations agreement with International Media Solutions, Inc. Under that agreement, International Media Solutions, Inc. is entitled to 100,000 shares of Common Stock at $.25 per share on May 1, 2000 and 50,000 shares of Common Stock at $2.00 per share on November 1, 2000.

Should the average bid price of the Common Stock five days prior to the execution date be above $5 per share, said options shall be executed at a price of $3.00. Should the average bid price of the Common Stock five days prior to the execution date be above $7 per share, said options shall be executed at a price of $4. The Company has agreed to allow International Media Solutions, Inc. to forward the funds for the Common Stock as the shares cross into the market.

CONSULTING AGREEMENT: In June 2000, the Company entered into a consulting agreement with Robert Merriman. Under the agreement, Mr. Merriman will provide services to the Company as a member of the board of directors. Pursuant to this agreement, the Company will issue 300,000 shares of the Company's Common Stock and an option to purchase up to 200,000 shares of the Common Stock at $2 per share. Also, Mr. Merriman will receive $2,000 per month plus any out of pocket expenses incurred.

NOTES PAYABLE: The Company has entered into an agreement with a private party to obtain $450,000 in two year notes, interest payable semi-annually, with a 10% front end discount. As of June 2000, the Company has received in total of $225,000 (net to the Company costs).

LEGAL PROCEEDINGS: Biltmore Advisors, LLC claims breach of an oral contract and seeks specific performance or damages estimated to be approximately $600,000. The Company has decided to vigorously defend this matter. Although the case is at the beginning of the discovery process, there has been an inquiry by counsel for the plaintiff to enter into settlement negotiations for purposes of resolving the issue. The management of the Company believes that the suit is without merit.

The Company has given sixty days notice of its termination of its relationship with Dutchess Advisors, Ltd. However, Dutchess is raising certain issues regarding compliance with the conditions of the agreement. The Company agreed to grant Dutchess an option to purchase 34,000 shares of the Company's Common Stock which were valued at fair market value.

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

          2.1       Articles of Incorporation, as amended(1)

          2.2       Bylaws(1)

          3.1       Form of Class "A" Common Stock Purchase Warrant
                    Certificate(1)

          3.2       Form of Class "B" Common Stock Purchase Warrant
                    Certificate(1)

          3.3 Form of $385,000 Series 1999-A Convertible Promissory Note due December 1, 2001(2)

          3.4 Form of $385,000 Series 2000-A Convertible Promissory Note due December 1, 2001

          3.5 Form of Warrant issued to Triton Private Equities Fund, L.P. on December 15, 1999 (2)

          3.6 Form of Warrant issued to Triton Private Equities Fund, L.P. on February 8, 2000

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

          6.6 Consulting Agreement between the Company and Rita Lavelle dated June 1, 1998(1)

          6.7 Form of Stock Option Agreement between the Company and its officers and directors(1)

          6.8       1998 Stock Option Plan(1)

          6.9 Form of Indemnification Agreement between the Company and its officers and directors(1)


                                     III-1

          6.10 Letter of Understanding for Proposed Agreement Between the Company and Performance Improvement International dated March 1, 1999(3)

          6.11 Research Plan submitted by the University of Missouri to the Company(3)

          6.12 Consulting Agreement between the Company and Dr. Chong Chiu dated June 25, 1999 (4)

          6.13 Investment Banking Services Agreement between the Company and National Capital Merchant Group, Ltd. dated June 30, 1999 (4)

          6.14 Employment Agreement between the Company and Harold L. Rapp dated August 6, 1999 (5)

          6.15 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

          6.16 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000

          6.17 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

          6.18 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000

          6.19 Promissory Note dated April 6, 2000 for $165,000 from the Company to the Glenn A. Cramer Separate Property Trust

          6.20 Promissory Note dated May 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust

          6.21 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust

          6.22 Consulting Agreement between the Company and Shelby T. Brewer dated December 1, 1999

          6.23 Employment Agreement between the Company and William Wilson dated March 1, 2000

          6.24 Consulting Agreement between the Company and Robert Merriman dated as of June 9, 2000

          12        Power of Attorney

          27        Financial Data Schedule

------------
          (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0-25377). Exhibit numbers from that Registration Statement have been retained.

          (2) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 1999 (File No. 0-25377)

          (3) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form 10-SB (File No. 0-25377). Exhibit numbers from that Registration Statement have been retained.

          (4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-25377)

          (5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 1999 (File No. 0-25377)


                                     III-2

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 11th day of July, 2000.

                           NURESCELL INC.

                           By: /s/ ADRIAN A. JOSEPH
                              -------------------------------------------
                              Adrian A. Joseph, Chief Executive Officer
                              Principal Executive Officer

                           By: /s/ SHARON NITKA
                              -------------------------------------------
                              Sharon Nitka, Chief Financial Officer
                              Principal Financial and Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                                DATE
---------                        -----                                                ----
/s/ WILLIAM A. WILSON            President and Chairman of the Board                  July 11, 2000
-------------------------
*William A. Wilson

/s/ SHELBY T. BREWER             Director                                             July 11, 2000
-------------------------
*Shelby T. Brewer

/s/ JOHN R. LONGENECKER          Director and Vice President - Operations             July 11, 2000
-------------------------
*John R. Longenecker

/s/ ROBERT MERRIMAN              Director                                             July 11, 2000
-------------------------
*Robert Merriman

/s/ SHARON NITKA                 Director, Chief Financial Officer and Secretary      July 11, 2000
-------------------------
Sharon Nitka


*By: /s/ SHARON NITKA
     --------------------
     Sharon Nitka,
     Attorney-in-Fact


                                                               III-3