Form 10QSB
period 2000-06-30
NURESCELL INC
filed 2000-08-21
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  /X/    For quarterly period ended June 30, 2000

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


                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at June 30, 2000: 15,299,288

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

PART I - FINANCIAL STATEMENTS

                                          NURESCELL INC.
                               (A Company in the Development Stage)
                                          BALANCE SHEETS

                                                                       June 30, 2000  March 31, 2000
                                                                        Unaudited        Audited
                                                                       ------------    ------------
ASSETS

CURRENT ASSETS
   Cash                                                                $    71,447     $    26,945
   Accounts receivable                                                       8,700           8,700
   Inventory                                                                34,716          25,078
   Other prepaid expenses                                                   15,093          13,732
                                                                       ------------    ------------
     TOTAL CURRENT ASSETS                                                  129,956          74,455
                                                                       ------------    ------------

PROPERTY AND EQUIPMENT net of accumulated
     depreciation and amortization of $17,783 and $14,021                   72,959          48,937

OTHER ASSETS
   Deferred financing cost                                                  72,517          84,999
   Deposits                                                                  3,679           3,679
   Intangibles                                                              30,005          30,005
                                                                       ------------    ------------
     TOTAL OTHER ASSETS                                                    106,201         118,683
                                                                       ------------    ------------
TOTAL                                                                  $   309,116     $   242,075
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                    $   187,983         139,289
   Loan from officer                                                       116,315          79,367
   Accrued expenses                                                        101,199         120,092
                                                                       ------------    ------------
     TOTAL CURRENT LIABILITIES                                             405,497         338,748

NOTES PAYABLE                                                              794,757         533,690
                                                                       ------------    ------------
        TOTAL LIABILITIES                                                1,200,254         872,438

SHAREHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                               -               -
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     issued and outstanding - 15,299,288 shares at June 30, 2000
     and 15,191,788 shares at March 31, 2000                                 1,530           1,519
   Additional paid-in capital                                            4,423,904       4,028,739
   Receivable from stock option exercise                                   (25,000)              -
   Accumulated deficit                                                  (5,291,572)     (4,660,621)
                                                                       ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                             (891,138)       (630,363)
                                                                       ------------    ------------
TOTAL                                                                  $   309,116     $   242,075
                                                                       ============    ============

                See accompanying Notes to Financial Statements


                                 NURESCELL INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS

                                                                                  Cumulative
                                                                                 For the period
                                               For the three    For the three     May 12, 1998
                                                months ended    months ended   (Date of Inception)
                                               June 30, 2000    June 30,1999     to June 30, 2000
                                                 Unaudited        Unaudited        Unaudited
                                               -------------    -------------    -------------
SALES                                          $          -     $          -     $      8,700
COST OF SALES                                             -                -           21,377
                                               -------------    -------------    -------------
GROSS LOSS                                                -                -          (12,677)
OPERATING EXPENSES
   Research and development                               -               99           66,632
   General and administrative                       526,245          236,450        5,076,221
   Depreciation                                       3,762            1,602           19,005
                                               -------------    -------------    -------------
TOTAL EXPENSES                                      530,007          238,151        5,161,858
                                               -------------    -------------    -------------
LOSS FROM OPERATIONS                               (530,007)        (238,151)      (5,174,535)
OTHER INCOME (EXPENSE)
   Interest income (expense)                       (100,944)           3,409         (110,259)
   Loss on abandonment of computer software               -                -           (6,778)
                                               -------------    -------------    -------------
TOTAL OTHER INCOME (EXPENSE)                       (100,944)           3,409         (117,037)
                                               -------------    -------------    -------------
NET LOSS                                       $   (630,951)    $   (234,742)    $ (5,291,572)
                                               =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE               $      (0.04)    $      (0.02)    $      (0.40)
                                               =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                     15,247,901       13,094,538       13,186,137
                                               =============    =============    =============


                 See accompanying Notes to Financial Statements


                                                     NURESCELL INC.
                                          (A Company in the Development Stage)
                                     STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                           FOR THE PERIOD FROM MAY 12, 1998 (INCEPTION DATE) TO JUNE 30, 2000
                                                        UNAUDITED


                                                    COMMON STOCK           ADDITIONAL       STOCK
                                             ---------------------------     PAID IN        OPTION       ACCUMULATED
                                                SHARES         AMOUNT        CAPITAL       RECEIVABLE       DEFICIT         TOTAL
                                             ------------   ------------   ------------   ------------   ------------   ------------
Issuance of common stock
     Cash - Founding Shareholders
       (March 1998 at $.0001)                  2,100,000    $       210    $     1,890    $         -    $         -    $     2,100
     Cash - Founding Shareholders
       (June 1998 at $.0001)                     400,000             40            360                                          400
     Purchase of Technology
        (June 1998 at $.0001)                 10,000,000          1,000         (1,000)                                           -
     Cash - $1.00 per share
        (August 1998)                            498,000             50        497,950                                      498,000
     Cash - $5.00 per share,
        net of issuance cost
        (September 1998)                          19,800              2         87,720                                       87,722
     Cash - $5.00 per share,
        net of issuance cost
        (October 1998)                             5,200              1         23,038                                       23,039
     Cash - $5.00 per share,
        net of issuance cost
        (November 1998)                            1,500                         6,645                                        6,645
     Cash - $5.00 per share,
        net of issuance cost
        (February 1999)                           12,000              1         53,163                                       53,164
     Cash - $5.00 per share,
        net of issuance cost
        (March 1999)                              40,500              4        179,426                                      179,430
Fair value of options                                                           30,000                                       30,000
Net loss, as restated for March 31, 1999                                                                    (674,526)      (674,526)
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 1999                       13,077,000          1,308        879,192              -       (674,526)       205,974

Issuance of common stock
     Cash $100 and investment bankings
        services (May 1999 at $2.50)              30,000              3         74,997                                       75,000
     Consulting services
        (October 1999 at $1.17)                    8,000              1          9,359                                        9,360
     Consulting services
        (December 1999 at $1.10)                 134,000             13        147,597                                      147,610
     Consulting services
        (January 2000 at $.98)                   100,000             10         98,240                                       98,250
     Exercise of stock options
        (October 1999 at $.50)                    60,000              6         29,994                                       30,000
     Exercise of stock options
        (October 1999 at $.50)                    60,000              6         29,994                                       30,000
     Exercise of stock options
        (January 2000 at $1.00)                   15,000              2         14,999                                       15,001
     Exercise of stock options
        (March 2000 at $2.00)                     10,000              1         19,999                                       20,000
     To a director (December 1999 at $1.78)      300,000             30        533,970                                      534,000
     To employees (December 1999 at $2.25)        20,000              2         44,998                                       45,000
     To employee (December 1999 at $1.88)        100,000             10        187,490                                      187,500
     Conversion of debt to capital
        (January 2000 at $1.17)                  524,226             52        614,275                                      614,327
     Award to directors and officers
        (January 2000 at $1.17)                  734,562             73        860,742                                      860,815
     Cash (April 1999 at $5.00)                   19,000              2         94,998                                       95,000
Fair value of options and warrants                                             387,895                                      387,895
Net loss                                      (3,986,095)    (3,986,095)
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2000                       15,191,788    $     1,519    $ 4,028,739                   $(4,660,621)   $  (630,363)

Issuance of Common Stock
    Exercise of Stock Options
        (April 2000 at $1.00)                      7,500    $         1    $     7,499                                  $     7,500
    Exercise of Stock Options
        (June 2000 at $ .25)                     100,000             10         24,990                                       25,000
    Receivable from stock option exercise                                                     (25,000)                      (25,000)
    Fair Value of Options                                                      362,676                                      362,676
Net Loss                                                                                                    (630,951)      (630,951)
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2000                        15,299,288    $     1,530    $ 4,423,904    $   (25,000)   $(5,291,572)   $  (891,138)
                                             ============   ============   ============   ============   ============   ============

                                    See accompanying Notes to Financial Statements
                                                             4


                                                       NURESCELL INC.
                                            (A Company in the Development Stage)
                                                  STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                          For the period
                                                               For the three         For the three         May 12, 1998
                                                                months ended          months ended      (Date of Inception)
                                                               June 30, 2000         June 30, 1999        to June 30, 2000
                                                                 Unaudited             Unaudited             Unaudited
                                                               -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $   (630,951)         $   (234,742)         $ (5,291,572)
Adjustments:
     Depreciation                                                     3,762                 1,602                17,783
     Amortization of discount on notes payable &
       deferred financing cost                                       80,224                     -               111,375
     Loss on abandonment of computer software                             -                     -                 6,778
     Issuance of stock for services                                       -                     -             1,957,435
     Issuance of stock for conversion of debt to capital                  -                     -               614,327
     Fair value of options and warrants                             181,000                     -               598,895
     (Increase) decrease in:
       Advances to employees                                              -                12,075                     -
       Accounts receivable                                                -                     -                (8,700)
       Inventory                                                     (9,638)                    -               (34,716)
       Other prepaid expenses                                        (1,361)                    -               (15,093)
       Due from officer                                                   -                     -                     -
       Other receivables                                                  -                25,000                     -
     Increase (decrease) in:
       Accounts payable                                              48,694                 2,985               187,983
       Accrued expenses                                             (18,893)                6,518               101,199
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Operating Activities              (347,163)             (186,562)           (1,754,306)
                                                               -------------         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (27,783)               (3,628)              (94,980)
     Deposits                                                             -                     -                (3,679)
     Intangibles                                                          -                     -               (30,005)
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Investing Activities               (27,783)               (3,628)             (128,664)
                                                               -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                               7,500                75,000             1,048,101
     Proceeds from issuance of notes                                375,000                     -               875,000
     Proceeds from officer loan                                      36,948                     -               116,315
     Debt issuance costs                                                  -                     -               (84,999)
                                                               -------------         -------------         -------------
          Net Cash Flows Provided by Financing Activities           419,448                75,000             1,954,417
                                                               -------------         -------------         -------------
Net increase (decrease) in cash                                      44,502              (115,190)               71,447
Cash at beginning of period                                          26,945               125,421                     -
                                                               -------------         -------------         -------------
Cash at end of period                                          $     71,447          $     10,231          $     71,447
                                                               =============         =============         =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
     FINANCING ACTIVITIES
     Issuance common stock for services                        $          -                                $  1,957,435
     Issuance of common stock for conversion of
       debt to equity                                                     -                                     614,327

                                       See accompanying Notes to Financial Statements

                                                             5

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: MANAGEMENT REPRESENTATION

The financial statements included herein have been prepared by Nurescell Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended March 31, 2000 included in the Company's annual report on Form 10-KSB. The interim results are not necessarily indicative of the results for the full year.


NOTE 2: GOING CONCERN

The Company has accumulated net losses of $5,291,572 and negative working capital of $275,541 as of June 30, 2000. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to complete the necessary testing required to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE: Basic Earnings per Share ("EPS") is calculated by dividing income available to common stockholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back
(a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

OTHER ASSETS: Other assets consist of deposits, intangibles, and deferred financing costs on notes payable (See Note 7). Intangibles include patent application and associated legal costs. Upon commencement of operations, all costs associated with obtaining patents will be amortized on a straight-line basis over the remaining patent lives. The Company will evaluate the recoverability of intangibles on an annual basis by comparing the estimated net realizable value of the intangibles to their carrying value.


NOTE 4: INVENTORIES

Inventories consisted of the following at June 30, 2000:

               Raw material                                  $      13,657
               Work in process                                           -

               Finished goods                                       21,059
                                                             --------------
                                                             $      34,716
                                                             ==============


NOTE 5:  LOAN FROM OFFICER

Loan from officer at June 30, 2000 consisted of short term cash advance from Dr. Adrian Joseph, the Chief Executive Officer, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the three months ended June 30, 2000 was $2,349.


NOTE 6: CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value $385,000 and bearing interest at 8% per annum ("December note" and "February note"). Interest for the December and February notes are due quarterly beginning March 31, 2000 and June 30, 2000, respectively. For both notes, the Company recorded an original issue discount of $270,000, legal fees in the amount of $28,500, and finders' fee in the amount of $50,000. Additionally, a refundable prepaid fee of $25,000 was withheld by Triton to reserve an equity credit line, which the Company has decided not to pursue. As of June 30, 2000, Triton still held the $25,000.

The December note has a warrant feature for 25,000 shares of Company Common Stock, with a three-year expiration date. The February note has a warrant feature for 75,000 shares of the Company Common Stock, also with a three-year expiration date. Accounting Principles Board Opinion No. 16 requires that separate amounts attributable to the debt and the purchase warrant be computed and accounting recognition be given to each component. At June 30, 2000 the Company recorded an additional debt discount of $155,726 related to the value of the warrants which will be amortized over the life of the notes. The warrants were valued at fair value at the grant date using the Black-Scholes pricing model. The warrants of December and February notes can be converted into Common Stock for $ 2.25 and $4 per share, respectively.

The discount and other expenses related to the issuance of convertible promissory notes are being amortized over the two-year life of the December note and over the 22-month life of the February note. The unamortized debt discount at June 30, 2000 was $155,726.

Interest on the notes can be paid in shares of the Company's Common Stock at the discretion of the Company, as follows: the dollar amount of the interest to be paid divided by the average of the closing bid prices for the Common Stock for the ten (10) trading days prior to the due date of such interest payment multiplied by ninety percent (90).

The holder of the convertible promissory note can convert it to the Company's Common Stock at its option, any time commencing the earlier of (i) the date on which the Registration Statement is declared effective by the SEC; or (ii) the date which is one hundred twenty days after the date of the note. The holder is entitled to convert all or a portion of the original principal face amount of this note into shares of common stock at a conversion price for each share of common stock equal to the lessor of (a) one hundred twenty-five percent (125%) of the closing price of the Company Common Stock at the date of the note or (b) the average of the three lowest bid prices of the Company Common Stock for twenty (20) trading days prior to the conversion date - at a price per share per the following sliding formula:

              date of note to 120 days      =        105%
              121 days to 150 days          =        103%
              151 days to 180 days          =        100%
              181 days to 210 days          =         97%
              more than 210 days            =         95%

NOTE 7: NOTES PAYABLE

The Company has entered into an agreement with a major shareholder to obtain $412,500 in 2 year notes, interest payable semi-annually, with a 10% front-end discount. As of June 30, 2000, the Company has received a total of $375,000, net of the $37,500 debt discount, which will be amortized over the two-year life of the notes beginning in July, 2000.


NOTE 8: SHAREHOLDERS' EQUITY

In April 2000, the Company entered into a public relations agreement with International Media Solutions, Inc. Under that agreement, International Media Solutions, Inc. is entitled to options to acquire 100,000 shares of Common Stock at $.25 per share on May 1, 2000 and options to acquire 50,000 shares of Common Stock at $2.00 per share on November 1, 2000.

Should the average bid price of the Common Stock 5 days prior to the execution date be above $5 per share, said options shall be executed at a price of $3.00. Should the average bid price of the Common Stock 5 days prior to the execution date be above $7 per share, said options shall be executed at a price of $4. The Company has agreed to allow International Media Solutions, Inc. to forward the funds for the purchase of Common Stock as the shares cross into the market. The related receivable is reflected as an offset to shareholders' deficiency until the cash is collected. During the three months ended June 30, 2000, the Company recorded $181,000 of public relations expense relating to exercisable stock options granted.

During the three months ended June 30, 2000, the Company granted Robert Shaw, an employee of the Company, options to purchase 45,000 shares of the Company's common stock at $1.00 per share in exchange for services rendered to the Company. In accordance with APB 25, no expense was recorded on the books for these services.

Options and warrants to purchase 1,285,500 and 540,000 shares of the Company's Common Stock were outstanding at June 30, 2000 and June 30, 1999, respectively. Options and warrants outstanding were not included in the computation of diluted loss per common share because the effect would be antidilutive.

PRIVATE PLACEMENT MEMORANDUM: In May 2000, the Company prepared a Confidential Private Placement Memorandum for the sale of between 1,000,000 and 2,500,000 units, each unit consisting of one share of .0001 par value Common Stock of the Company and one warrant to purchase one share of Common Stock at a price of $4 per share until two years after the completion of the offering. The Company is in the process of withdrawing the offering and examining its alternatives for future financing.

NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received an unsecured loan of $116,315 from one of its officers (See Note 5).

The Company has also entered into consulting contracts with certain directors as a means of inducing the directors to devote additional time and effort to the Company over and above the time normally expected of a director. These contracts provide for payments of $2,000 per month to each director under contract, have no stated termination date but are cancelable by either party on 30 days written notice. Amounts paid by the Company under these contracts were approximately $8,000 during the three months ended June 30, 2000. Amounts accrued to these directors for their services for the three months ended June 30, 2000 are $9,000.

NOTE 10: LEGAL PROCEEDINGS

Biltmore Advisors, LLC v Nurescell Inc. The suit claims breach of an oral contract and seeks specific performance or damages estimated to be approximately $600,000. The Company has decided to vigorously defend this matter. Although the case is at the beginning of the discovery process, there has been an inquiry by counsel for the plaintiff to enter into settlement negotiations for purposes of resolving the issue. The management of the Company believes that the suit is without merit.

Dutchess Advisors, Ltd. v Nurescell Inc. The Company has given sixty days notice of its termination of its relationship with Dutchess Advisors, Ltd. However, Dutchess is raising certain issues regarding compliance with the conditions of the agreement. The Company agreed to grant Dutchess an option to purchase 34,000 shares of the Company's Common Stock which were valued at fair market value of $76,500. The Company has accrued a liability in the amount of $76,500 for the potential loss and is in the process of settling this suit.

PLAN OF OPERATION

GENERAL. Nurescell Inc. (the "Company" or "Registrant") is a development stage company with operations to date principally consisting of research, development and testing for its proprietary radiation shielding technology (the "Nurescell Technology"). The Company is presently focused on independent third party validation for the performance of its product, the obtaining of patents for its technology, the establishment of manufacturing procedures and processes, and the introduction of its product to the nuclear industry. From inception to June 30, 2000, the Company has obtained approximately $945,000 in financing through the sale of equity securities through two private offerings, approximately $95,000 through the exercise of stock options, $396,000 through the issuance of convertible promissory notes, and $528,815 through loans from a shareholder (collectively, the "Financings").

Through June 30, 2000, the Company has utilized all of the proceeds of the Financings to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, and begin initial formal testing of the Nurescell Technology, (iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $630,951 for the three months ended June 30, 2000. From May 12, 1998 (inception) through June 30, 2000 the Company has had a cumulative loss of $5,291,572. The Company has commenced manufacturing and has received orders for its product. The Company is currently negotiating for the distribution of its product in Europe, Russia, and the United Kingdom.

This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999:
Net sales of $ 0 for the three-month period ended June 30, 2000 were the same as the net sales of $ 0 for the three-month period ended June 30, 1999, due to the Company still being in the development stage.

Operating expenses of $530,007 for the three-month period ended June 30, 2000 were 223% higher than the operating expenses of $238,151 for the three-month period ended June 30, 1999. The increase is primarily attributed to a significant increase in a non-cash stock option expense of $181,000, an increase in accounting expenses of $54,487, a $36,000 severance package to the former president, and an increase in legal expenses of $30,661.

Interest expense of $100,944 for the three-month period ended June 30, 2000 was $100,944 higher than the interest expense of $ 0 for the three-month period ended June 30, 1999. The increase is primarily attributed to non-cash interest charges incurred in connection with the amortization of the discounts on notes payable of $67,742 incurred during the three-month period ended June 30, 2000 and the non-cash amortization of prepaid financing costs of $12,481 during the three-month period ended June 30, 2000.

As a result of the above factors, the net loss for the three-month period ended June 30, 2000 was $630,951, or $0.04 per share, as compared to a net loss of $234,742 or $0.02 per share for the three-month period ended June 30, 1999.

FINANCIAL POSITION. Total assets increased from $242,075 at March 31, 1999 to $309,116 at June 30, 2000. The increase is primarily attributed to an increase in cash of $44,502, and an increase in fixed assets of $24,022.

Total liabilities increased from $872,438 at March 31, 2000 to $1,200,254 at June 30, 2000. The increase in primarily attributed to a debt increase of $290,815 and an increase in accounts payable of $48,694.

Shareholders' deficit increased from $(630,363) at March 31, 2000 to $(891,136) at June 30, 2000. The decrease is primarily attributed to operating losses for the three-month period ended June 30, 2000, offset by the value of issuance of warrants and options to investors, employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations and to engage in continued marketing and sales activity. The amount of expenditures required to maintain operations far exceeds existing cash, which was $71,447 at June 30, 2000.

>From March 31, 2000 to June 30, 2000, the Company's cash and cash equivalents increased $44,502. In addition, total liabilities of the Company were $1,200,254 at June 30, 2000. As of July 1, 2000, cash is being depleted at the rate of approximately $70,000 per month. The Company has negotiated a $1,000,000 licensing fee (the "License Fee") from a European company owned 51% by the Company, such amount to be disbursed in quarterly payments of $250,000 (less certain credits) upon signing of the contract, which took place on August 17, 2000.

The Company's cash flow used in operating activities increased from $(186,562) for the three-month period ended June 30, 1999 to $(347,163) for the three-month period ended June 30, 2000. This increase is primarily due to the Company's increase in loss, offset by an increase in non-cash changes

During the three-month period ended June 30, 2000, the Company has obtained liquidity primarily from the proceeds received from debt issuance totaling $375,000 and used cash of $27,783 in acquiring property and equipment..

In the three-month period ended June 30, 2000, the Company received $7,500 in cash for commitments to exercise stock options.

The Company anticipates that the proceeds to be received from the License Fee, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until at least March 31, 2001. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until March 31, 2001 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances.

The Company's financial statements for the quarter ended June 30, 2000 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2000, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $3 million in additional funding over the next two years in order to complete the necessary testing and marketing of its Nurescell Technology. The Company is currently seeking financing of up to $4,000,000 through a private offering of equity securities. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than pending legal proceedings which have been previously reported in the Company's reports on Form 10-QSB, to the knowledge of management, there is no pending litigation by or against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2000, the Company privately issued 100,000 shares of common stock to Dutchess Advisors, Ltd. ("Dutchess") in connection with its engagement as a consultant to the Company. In June 2000, the Company privately issued an additional 34,000 shares of common stock to Dutchess in connection with the termination of its consulting services. Based upon Dutchess' sophistication and access to Company information, the issuances were made in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

In January 2000, the Company privately issued a total of 524,226 shares of common stock to ten persons who were officers, directors, employees and/or consultants to the Company as repayment of approximately $393,000 of outstanding debt to those individuals. At the same time, nine of those individuals were also issued a total of 734,562 shares of common stock as bonuses under Rule 16b-3(d) of the Securities Exchange Act of 1934. Based on each individual's sophistication and access to Company information, the issuances were made in reliance on Section 4(2).

In February 2000, the Company privately issued a $385,000 convertible promissory note and warrants for 75,000 shares of common stock to Triton Private Equities Fund, L.P. for $250,000 in cash. The conversion rate for the note is the lesser of (i) one share of common stock for each $5.156 of principal amount or (ii) an amount equal to a percentage (starting at 105% and dropping to 95% in increments) of the average of the three lowest closing bid prices for the common stock during a specified trading period. The issuance was made pursuant to Rule 506 of Regulation D and Section 4(6) of the Securities Act of 1933 in a negotiated transaction. Triton Private Equities Fund, L.P. is an accredited investor.

In March 2000, the Company privately issued 10,000 shares of common stock to Shelby T. Brewer pursuant to his exercise of previously acquired stock options at $2.00 per share. Based upon Dr. Brewer's sophistication and access to Company information by virtue of his being a Company director, the issuance was made in reliance on Section 4(2).

In March 2000, in connection with the employment of William A. Wilson as the Company's President, the Company granted Mr. Wilson (i) options to acquire up to 250,000 shares of common stock at $.75 per share and (ii) the right to receive a bonus of 100,000 shares of common stock at the end of each six month period of employment. Based on Mr. Wilson's sophistication and access to Company information, the grants were made in reliance on Section 4(2).

In March 2000, the Company privately issued 15,000 shares of common stock to Robert B. Shaw pursuant to his exercise of previously acquired stock options at $1.00 per share. Based on Mr. Shaw's sophistication and access to Company information as an employee of the Company, the issuance was made in reliance on
Section 4(2).

In April 2000, in connection with its engagement of International Media Solutions, Inc. ("IMS") as a consultant, the Company granted IMS options to purchase up to 100,000 shares of common stock at $0.25 per share and up to 50,000 shares of common stock at $2.00 per share (the latter being subject to increase to up to $4.00 per share upon the occurrence of certain increases in market value of the Company's common stock). In June 2000, IMS exercised its options on the 100,000 shares. Based on IMS's sophistication and access to Company information, the grants and issuance were made in reliance on Section 4(2).

In May 2000, the Company privately issued 7,500 shares of common stock to Robert
B. Shaw pursuant to his exercise of previously acquired stock options at $1.00 per share. Based on Mr. Shaw's sophistication and access to Company information as an employee of the Company, the issuance was made in reliance on Section 4(2).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following Exhibits are attached hereto:

     EXHIBIT NO.     DESCRIPTION
     -----------     -----------

         2.1      Articles of Incorporation, as amended (1)

         2.2      Bylaws (1)

         3.1      Form of Class "A" Common Stock Purchase Warrant Certificate
                  (1)

         3.2      Form of Class "B" Common Stock Purchase Warrant Certificate
                  (1)

         3.3 Form of $385,000 Series 1999-A Convertible Promissory Note due on December 1, 2001 (2)

         3.4 Form of $385,000 Series 2000-A Convertible Promissory Note due on December 1, 2001 (6)

         3.5 Form of Warrant issued to Triton Private Equities Fund, L.P. on December 15, 1999 (2)

         3.6 Form of Warrant issued to Triton Private Equities Fund, L.P. on February 8, 2000 (6)

         6.1 Employment Agreement between the Company and Adrian A. Joseph, Ph.D. dated May 15, 1998 (1)

         6.2 Sale of Technology between the Company and Adrian A. Joseph dated June 12, 1998 (1)

         6.3 Employment Agreement between the Company and Sharon Nitka dated June 1, 1998 (1)

         6.4 Consulting Agreement between the Company and John Longenecker dated June 26, 1998 (1)

         6.5 Consulting Agreement between the Company and William A. Wilson dated June 10, 1998 (1)

         6.6 Consulting Agreement between the Company and Rita Lavelle dated June 1, 1998 (1)

         6.7 Form of Stock Option Agreement between the Company and its officers and directors (1)

         6.8      1998 Stock Option Plan (1)

         6.9 Form of Indemnification Agreement between the Company and its officers and directors (1)

         6.10 Letter of Understanding for Proposed Agreement Between the Company and Performance Improvement International dated March 1, 1999 (3)

         6.11 Research Plan submitted by the University of Missouri to the Company (3)

         6.12 Consulting Agreement between the Company and Dr. Chong Chiu dated June 25, 1999 (4)

         6.13 Investment Banking Services Agreement between the Company and National Capital Merchant Group, Ltd. dated June 30, 1999 (4)

         6.14 Employment Agreement between the Company and Harold L. Rapp dated August 6, 1999 (5)

         6.15 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

         6.16 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (6)

         6.17 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

         6.18 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (6)

         6.19 Promissory Note dated April 6, 2000 for $165,000 from the Company to the Glenn A. Cramer Separate Property Trust (6)

         6.20 Promissory Note dated May 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (6)

         6.21 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (6)

         6.22 Consulting Agreement between the Company and Shelby T. Brewer dated December 1, 1999 (6)

         6.23 Employment Agreement between the Company and William Wilson dated March 1, 2000 (6)

         6.24 Consulting Agreement between the Company and Robert Merriman, dated as of June 9, 2000 (6)

         27       Financial Data Schedule


-----------------

         (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0-25377). Exhibit numbers from that registration statement have been retained.

         (2) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 1999 (File No. 0-25377).

         (3) Incorporated by reference from amendment No. 1 to the Company's Registration Statement on Form 10-SB (File No. 0-25377). Exhibit numbers from that Registration Statement have been retained.

         (4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-25377).

         (5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 1999 (File No. 0-25377).

         (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377).

(b) No report on Form 8-K was filed during the Company's fiscal quarter ended June 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2000                 NURESCELL INC.


                                       By: /s/ William Wilson
                                          ----------------------------
                                          William Wilson, President


                                       By: /s/ SHARON NITKA
                                          ----------------------------
                                          Sharon Nitka,
                                          Chief Financial Officer