Form 10QSB/A
period 1999-06-30
NURESCELL INC
filed 2000-09-11
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.

                               Amendment No. 1 to
                                  FORM 10-QSB/A


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


                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at August 10, 1999: 13,126,000

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

                                     PART I
                              FINANCIAL INFORMATION


                                 NURESCELL INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS

                                                                     June 30,     March 31,
                                                                      1999          1999
                                                                    ---------     ---------
                                                                   (Unaudited)
Current Assets:
    Cash and cash equivalents                                       $  10,231     $ 125,421
    Stock subscriptions receivable                                        -0-        25,000
    Advances to employees                                                 -0-        12,075
    Note receivable officer                                            54,673        54,673
    Other receivables                                                   3,761         3,761
                                                                    ---------     ---------
             Total Current Assets                                      68,665       220,930

Property, Plant and Equipment at cost, less
    Accumulated depreciation and amortization of $7,483                45,126        43,100


Other Assets
    Deposits                                                            3,000         3,000
    Intangibles                                                         8,609         8,609
                                                                    ---------     ---------
             Total Other Assets                                        11,609        11,609

TOTAL ASSETS                                                        $ 125,400     $ 275,639
                                                                    =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                $  37,811     $  34,826
    Accrued Salaries                                                    3,000         3,000
    Payroll Taxes Payable                                              13,357         6,839
                                                                    ---------     ---------
             Total Current Liabilities                                 54,168        44,665


Stockholders' Equity
    Capital Stock                                                       1,313         1,308
    Additional Paid in Capital                                      1,123,037       874,192
    Deficit accumulated during the development stage               (1,053,118)     (644,526)
                                                                    ---------     ---------

 Total Stockholders' Equity                                            71,232       230,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 125,400     $ 275,639
                                                                    =========     =========


                   See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                      For the period May 12,     For the period May 12,
                                          Three months ended June   1998 (Date of Inception)    1998 (Date of Inception)
                                                 30, 1999               to June 30, 1998           to June 30, 1999
                                          -----------------------   ------------------------    ------------------------
                                                (Unaudited)               (Unaudited)                (Unaudited)
OPERATING EXPENSES:

Research and Development                       $         99                                         $      2,099
General and administration                          410,300              $     74,784                  1,050,341
Depreciation                                          1,602                        91                      7,483
                                               -------------             -------------              -------------
Total Expenses                                      412,001                    74,875                  1,059,923

LOSS FROM OPERATIONS                               (412,001)                  (74,875)                (1,059,923)

OTHER INCOME

Interest income                                       3,409                       -0-                      6,805
                                               -------------             -------------              -------------

NET LOSS                                       $   (408,592)             $    (74,875)              $ (1,053,118)
                                               =============             =============              =============

NET LOSS PER SHARE

Basic and fully diluted                        $      (0.03)             $      (0.01)              $      (0.09)
                                               =============             =============              =============

  Weighted average common
    Shares outstanding                           13,126,000                 5,875,510                 12,151,696
                                               =============             =============              =============


                  See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the period May 12, 1998 (Date of Inception) to June 30, 1999

                                                                                            RETAINED
                                                                                            EARNINGS
                                                                           ADDITIONAL   (DEFICIT) DURING    COMMON
                                                        COMMON STOCK        PAID-IN     THE DEVELOPMENT      STOCK
                                                     SHARES     AMOUNT      CAPITAL          STAGE         SUBSCRIBED     TOTAL
                                                  -----------  --------    ---------    ----------------   ----------   ---------
Issuance of common stock:
    Cash - Founding Stockholders                    2,500,000     $ 250   $   2,250                                     $  2,500
    Technology Agreement                           10,000,000     1,000      (1,000)                                           0
    Cash - $ 1 per share                              498,000        50     497,950                                      498,000
    Cash - $ 5 per share, net of cost                  79,000         8     349,992                                      350,000
    Common stock subscriptions                                                                             $ 25,000       25,000
NET LOSS                                                                                   (644,526)                    (644,526)
                                                  -----------  --------  -----------    ------------       ---------    ---------
Balance March 31, 1999                             13,077,000     1,308     849,192        (644,526)         25,000      230,974
    Payment of Common Stock subscriptions                                                                   (25,000)     (25,000)
    Cash - $ 5 per share, net of cost                  19,000         2      94,998                                       95,000
    Cash $100 and consulting services                  30,000         3     120,797                                      120,800
    Fair value of options                                                    58,050                                       58,050
NET LOSS                                                                                   (408,592)                    (408,592)
                                                  -----------  --------  -----------    ------------       ---------    ---------
BALANCE JUNE 30, 1999 (unaudited)                  13,126,000   $ 1,313  $1,123,037     $(1,053,118)       $      0     $ 71,232
                                                  ===========  ========  ===========    ============       =========    =========


                   See accompanying notes to financial statements

                                  NURESCELL INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                For the period
                                                                                 May 12, 1998        For the period
                                                               Three months       (date of            May 12, 1998
                                                                   ended        inception) to    (date of inception) to
                                                               June 30, 1999    June 30, 1998        June 30, 1999
                                                               -------------    --------------   -----------------------
                                                                (Unaudited)      (Unaudited)          (Unaudited)
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                       $   (408,592)     $    (74,875)     $ (1,053,118)
Adjustments:
     Depreciation                                                     1,602                91             7,483
     Issuance of Stock for Services                                 120,700                             120,700
     Fair value of options                                           58,050                              58,050
    (Increase) Decrease in:
       Advances to employees                                         12,075
       Notes Receivable - Officers                                                     (7,500)          (54,673)
       Other Receivables                                                                                 (3,761)
       Subscription Receivable                                       25,000
     Increase (Decrease) in:
       Accounts Payable                                               2,985                              37,811
       Accrued Salaries                                                                                   3,000
       Payroll Taxes Payable                                          6,518             6,627            13,357
                                                               ------------      ------------      ------------
          Net Cash Flows Used by Operating Activities              (181,662)          (75,657)         (871,151)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of Property, Plant & Equipment                         3,628            12,103            52,609
     Deposits                                                                           3,000             3,000
     Intangibles                                                        -0-             8,609             8,609
                                                               ------------      ------------      ------------

          Net Cash Flows Used by Investing Activities               (3,628)           (23,712)           (64,218)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from Sale of Common Stock                              70,100           409,800           945,600
                                                               ------------      ------------      ------------

           Net Cash Flows Provided by Financing Activities           70,100           409,800           945,600
                                                               ------------      ------------      ------------

Net increase (decrease) in cash                                    (115,190)          310,431            10,231

Cash at beginning of period                                         125,421               -0-               -0-
                                                               ------------      ------------      ------------

Cash at end of period                                          $     10,231      $    310,731      $     10,231
                                                               ============      ============      ============

Non cash transactions
Issuance of Stock for Services                                      120,700                             120,700

                See accompanying notes to financial statements

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.        GENERAL

          RESTATEMENT OF FINANCIAL STATEMENTS

          Subsequent to the filing of these financial statements, the Company discovered an error in its computation of stock-based compensation pursuant to APB25 and SFAS 123. As a result, the Company's current year's net income was overstated and additional paid-in capital was understated for the three month period ended June 30, 1999 by $173,850 (and $173,850 respectively). In addition, the Company restated items discussed in Note 12 to the March 31, 2000 financial statements.

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

                 Furniture, fixtures, and equipment                   5 years

          STOCK-BASED COMPENSATION

          Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"), requires a fair value based method of accounting for non-employee stock options, and encourages, but does not require the same method of accounting for employee stock options. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB No. 25"), and related interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

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

5.        INCOME TAXES

          For federal income tax purposes, approximately $1,053,118 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because management believes that there is at least a 50%

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

          chance that the carryforwards will expire unused. Accordingly, at March 31, 1999, the $279,080 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

6.        SHAREHOLDERS' EQUITY

          The Company has 50,000,000 shares of $.0001 par value common stock authorized, of which 13,126,000 shares were issued and outstanding at June 30, 1999.

          Common stock issued from issuance of $5.00 shares has been reflected net of offering expenses of approximately of $45,000.

          In June 1999, the Company issued to National Capital Merchant Group, Ltd. 30,000 shares of the Company's Common Stock valued at $120,800 ($4.03) per share for past investment banking services to the Company and for cash of $100.

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

          In April 1999, the Company granted Robert Shaw, a consultant to the Company, an option to purchase 15,000 shares of the Company Common Stock at $1.00 per share for each month that he provides services under his agreement with the Company. The options were valued at various prices under SFAS 123. As of June 30, 1999 he was granted a total of 45,000 options which were valued at $58,050.

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