Form 10QSB/A
period 1999-09-30
NURESCELL INC
filed 2000-09-11
CIK 1069249

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


                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at November 10, 1999: 13,234,000

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

                                     PART I
                              FINANCIAL INFORMATION


                                 NURESCELL INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS

                                                                   September 30,   March 31,
                                                                        1999         1999
                                                                   -------------  ---------
                                                                   (Unaudited)
Current Assets:
    Cash and cash equivalents                                     $     1,418     $ 125,421
    Stock subscriptions receivable                                        -0-        25,000
    Advances to employees                                                 -0-        12,075
    Note receivable officer                                               -0-        54,673
    Other receivables                                                     -0-         3,761
                                                                  -----------     ---------
             Total Current Assets                                       1,418       220,930

Property, Plant and Equipment at cost, less
    accumulated depreciation and amortization of $9,085                43,524        43,100


Other Assets
    Deposits                                                            3,000         3,000
    Intangibles                                                         8,609         8,609
                                                                  -----------     ---------
             Total Other Assets                                        11,609        11,609
                                                                  -----------     ---------
TOTAL ASSETS                                                      $    56,551     $ 275,639
                                                                  ===========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                               $   88,469     $  34,826
    Due to officer                                                     12,370
    Accrued Salaries                                                   75,000         3,000
    Payroll Taxes Payable                                               6,479         6,839
                                                                  -----------     ---------
             Total Current Liabilities                                182,318        44,665


Stockholders' Equity
    Capital Stock                                                       1,324         1,308
    Additional Paid in Capital                                      1,387,551       874,192
    Deficit accumulated during the development stage               (1,514,642)     (644,526)
                                                                  -----------     ---------

 Total Stockholders' Equity                                          (125,767)      230,974
                                                                  -----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    56,551     $ 275,639
                                                                  ===========     =========


                   See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                         For the period         For the period
                            Three months        Three months         Six months      May 12, 1998 (Date of    May 12, 1998 (Date of
                               ended                ended              ended             Inception) to          Inception) to
                         September 30, 1999   September 30, 1998  September 30, 1999   September 30, 1998     September 30, 1999
                         ------------------  -------------------  ------------------  ---------------------   -------------------
                            (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)              (Unaudited)

OPERATING EXPENSES:

General and administration    $   460,445       $   156,717        $   870,321        $   231,133                $ 1,512,362
Depreciation                        1,079             1,643              3,204              2,010                      9,085
                              -----------       -----------        -----------        -----------                -----------
Total Expenses                    461,524           158,360            873,525            233,143                  1,521,447


LOSS FROM OPERATIONS             (461,524)         (158,360)          (873,525)          (233,143)                (1,521,447)

OTHER INCOME

Interest income                       -0-               -0-              3,409                -0-                      6,805
                              -----------       -----------        -----------        -----------                -----------

NET LOSS                      $  (461,524)      $  (158,360)       $  (870,116)       $  (233,143)               $(1,514,642)
                              ===========       ===========        ===========        ===========                ===========

NET LOSS PER SHARE

Basic and fully diluted            $(0.04)           $(0.02)       $     (0.07)       $     (0.03)               $     (0.12)
                              ===========       ===========        ===========        ===========                ===========

Weighted average common
  Shares outstanding           13,234,000        12,773,450         13,125,376         10,391,187                 12,322,706
                              ===========       ===========        ===========        ===========                ===========



                  See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     For the period May 12, 1998 (Date of Inception) to September 30, 1999

                                                                                            RETAINED
                                                                                            EARNINGS
                                                                           ADDITIONAL   (DEFICIT) DURING    COMMON
                                                        COMMON STOCK        PAID-IN     THE DEVELOPMENT      STOCK
                                                     SHARES     AMOUNT      CAPITAL          STAGE         SUBSCRIBED     TOTAL
                                                  -----------  --------    ---------    ----------------   ----------   ---------
Issuance of common stock:
    Cash - Founding Stockholders                    2,500,000     $ 250    $   2,250                                    $   2,500
    Technology Purchase                            10,000,000     1,000       (1,000)                                           0
    Cash - $ 1 per share                              498,000        50      497,950                                      498,000
    Cash - $ 5 per share, net of cost                  79,000         8      349,992                                      350,000
    Common stock subscriptions                                                                             $  25,000       25,000
NET LOSS                                                                                     (644,526)                   (644,526)
                                                  -----------  --------  -----------    -------------      ----------   ---------
Balance March 31, 1999                             13,077,000     1,308      849,192         (644,526)        25,000      230,974
Issuance of common stock:
    Payment of Common Stock Subscription                                                                     (25,000)     (25,000)
    Cash - $ 5 per share, net of costs                 19,000         2       94,998                                       95,000
    Cash $100 and investment banking services          30,000         3      120,797                                      120,800
    Consulting services                                 8,000         1        9,374                                        9,375
    Fair value of options                                                    125,700                                      125,700
    To Employees                                      100,000        10      187,490                                      187,500

NET LOSS                                                                                     (870,116)                   (870,116)
                                                  -----------  --------  -----------    -------------      ----------   ---------
BALANCE SEPTEMBER 30, 1999 (unaudited)             13,234,000   $ 1,324  $ 1,387,551      $(1,514,642)     $       0    $(125,767)
                                                  ===========  ========  ===========    =============      ==========   =========


                   See accompanying notes to financial statements

                                  NURESCELL INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                              For the period
                                                                 Six months                    May 12, 1998
                                                                   ended                  (date of inception) to
                                                               September 30, 1999           September 30, 1999
                                                              -------------------          ---------------------
                                                                  (Unaudited)                  (Unaudited)
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                       $   (870,116)                $ (1,514,642)
Adjustments:
     Depreciation                                                     3,204                        9,085
     Issuance of stock for services                                 317,575                      317,575
     Fair value of options                                          125,700                      125,700
    (Increase) Decrease in:
       Advances to employees                                         12,075                          -0-
       Notes Receivable - Officers                                   54,673                          -0-
       Other Receivables                                              3,761                          -0-
       Subscription Receivable                                       25,000                          -0-
     Increase (Decrease) in:
       Due to Officers                                               12,370                       12,370
       Accounts Payable                                              53,643                       88,469
       Accrued Salaries                                              72,000                       75,000
       Payroll Taxes Payable                                           (360)                       6,479
                                                               ------------                 ------------
          Net Cash Flows Used by Operating Activities              (190,475)                    (879,964)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of Property, Plant & Equipment                         3,628                       52,609
     Deposits                                                           -0-                        3,000
     Intangibles                                                        -0-                        8,609
                                                               ------------                 ------------

          Net Cash Flows Used by Investing Activities                (3,628)                     (64,218)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from Sale of Common Stock                              70,100                      945,600
                                                               ------------                 ------------

           Net Cash Flows Provided by Financing Activities           70,100                      945,600
                                                               ------------                 ------------

Net increase (decrease) in cash                                    (124,003)                       1,418

Cash at beginning of period                                         125,421                          -0-
                                                               ------------                 ------------

Cash at end of period                                          $      1,418                 $      1,418
                                                               ============                 ============

Non cash transactions
Issuance of stock for services                                      130,075                      317,575
Issuance of stock to employees                                      187,500                      187,500
                                                                    317,575                      317,575
                                                               ============                 ============

                See accompanying notes to financial statements

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.        GENERAL

          RESTATEMENT OF FINANCIAL STATEMENTS

          Subsequent to the filing of these financial statements, the Company discovered an error in its computation of stock-based compensation pursuant to APB25 and SFAS 123. As a result, the Company's current year's net income was overstated and additional paid-in capital was understated for the six month period ended September 30, 1999 by $459,375 (and $459,375 respectively). In addition, the Company restated items discussed in Note 12 to the March 31, 2000 financial statements.

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

5.        INCOME TAXES

          For federal income tax purposes, approximately $1,514,642 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because management believes that there is at least a 50%

                                  NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

          chance that the carryforwards will expire unused. Accordingly, at March 31, 1999, the $279,080 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

6.        SHAREHOLDERS' DEFICIENCY

          The Company has 50,000,000 shares of $.0001 par value common stock authorized, of which 13,234,000 shares were issued and outstanding at September 30, 1999.

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

          In April 1999, the Company granted Robert Shaw, a consultant to the Company, an option to purchase 15,000 shares of the Company Common Stock at $1.00 per share for each month that he provides services under his agreement with the Company. The options were valued at various prices under SFAS 123. As of September 30, 1999 he was granted a total of 90,000 options which were valued at $125,700.

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