Form 10QSB/A
period 1999-12-31
NURESCELL INC
filed 2000-09-11
CIK 1069249

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


                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at February 11, 2000: 13,808,000

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

                                 NURESCELL INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                     ASSETS

                                                                December 31,       March 31,
                                                                    1999              1999
                                                               ---------------   ---------------
                                                                 Unaudited            Audited

Current Assets:
     Cash and cash equivalents                                 $       129,068    $       125,421
     Stock subscriptions receivable                                        -0-             25,000
     Advances to employees                                                 -0-             12,075
     Note receivable officer                                               -0-             54,673
     Other receivables                                                     -0-              3,761
     Prepaid finance acquisition costs                                  25,000                -0-
                                                               ---------------    ---------------
Total Current Assets                                                   154,068            220,930

Property, Plant and Equipment at Cost, Less
    Accumulated depreciation and
      amortization of $10,791 and $5,881 respectively                   42,657             43,100

Other Assets
    Deposits                                                             3,000              3,000
    Intangibles                                                          8,609              8,609
    Unamortized discounts on notes payable                             129,375                -0-
                                                               ---------------    ---------------
       Total Other Assets                                              140,984             11,609

TOTAL ASSETS                                                   $       337,709    $       275,639
                                                               ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
    Accounts payable                                           $       114,116    $        34,826
    Accrued director's fees                                             11,472                -0-
    Due to officer                                                      20,000                -0-
    Accrued salaries                                                    15,360              3,000
    Accrued interest                                                     1,454                -0-
    Payroll taxes payable                                               16,632              6,839
                                                               ---------------     ---------------
         Total Current Liabilities                                     179,034             44,665

Long-term Liabilities
    Notes payable                                                      385,000                -0-
                                                               ---------------    ---------------
         Total Long Term Liabilities                                   385,000                -0-

Stockholders' Equity (Deficiency)
     Capital Stock                                                       1,382              1,308
     Additional Paid in Capital                                      2,174,198            874,192
     Deficit accumulated during the development stage               (2,401,905)          (644,526)
                                                               ---------------    ---------------
         Total Stockholders' Equity (Deficiency)                      (226,325)           230,974
                                                               ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (|DEFICIENCY)       $       337,709    $       275,639
                                                               ===============    ===============


                 See accompanying notes to financial statements

                                              NURESCELL INC
                                      (A Development Stage Company)
                                         STATEMENT OF OPERATIONS
                                               (Unaudited)


                                                                                 For the period  For the period
                                                                                  May 12, 1998    May 12, 1998
                                                                                   (Date of          (Date of
                                  Three months   Three months    Nine months    Inception) to      Inception) to
                                ended December  ended December ended December    December 31,     December 31,
                                    31, 1999        31, 1998        31, 1999          1998           1999
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Research and Development         $                    2,000                           2,000           2,000
General and administration          885,557         170,704       1,755,878         401,837       2,382,309
Depreciation                          1,706           3,547           4,910           5,557          10,791
                                 ------------    ------------    ------------    ------------    ------------

Total expenses                      887,263         176,251       1,760,788         409,394       2,395,100

LOSS FROM OPERATIONS               (887,263)       (176,251)     (1,760,788)       (409,394)     (2,395,100)

OTHER INCOME:

Interest Income                         -0-           2,114           3,409           2,114           6,805
                                 ------------    ------------    ------------    ------------    ------------
NET LOSS                           (887,263)       (174,137)     (1,757,379)       (407,280)     (2,401,905)
                                 ============    ============    ============    ============    ============

NET LOSS PER SHARE

Basic and fully diluted               (0.06)          (0.02)          (0.14)          (0.04)          (0.20)
                                 ============    ============    ============    ============    ============
Weighted average common
   shares outstanding            13,808,000      12,777,672      12,473,818      10,397,887      12,304,223
                                 ============    ============    ============    ============    ============

                 See accompanying notes to financial statements

                                 NURSECELL INC.
                          (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) For the
                 period May 12, 1998 (Date of Inception)
                               to December 31,1999

                                                                                             RETAINED
                                                                                             EARNINGS
                                                                                            (DEFICIT)
                                                                             ADDITIONAL     DURING THE      COMMON
                                                    COMMON STOCK              PAID-IN      DEVELOPMENT       STOCK
                                             SHARES              AMOUNT       CAPITAL         STAGE        SUBSCRIBED       TOTAL
                                           -----------       -----------    -----------    -----------     ----------  ------------
ISSUANCE OF COMMON STOCK:
     Cash - Founding Stockholders            2,500,000       $       250    $     2,250                                 $     2,500
     Technology Purchase                    10,000,000             1,000         (1,000)                                          0
     Cash - $ 1 per share                      498,000                50        497,950                                     498,000
     Cash - $ 5 per share, net of costs         79,000                 8        349,992                                     350,000
     Common stock subscriptions                                                                            $   25,000        25,000
NET LOSS                                                                                   $  (644,526)                    (644,526)
                                           -----------       -----------    -----------    -----------     ----------  ------------
Balance March 31, 1999                      13,077,000             1,308        849,192       (644,526)        25,000       230,974
     Cash $100 and consulting services          30,000                 3        120,797                                     120,800
     Consulting Services                       142,000                15         83,165                                      83,180
     Payment of Common Stock Subscriptions                                                                 $  (25,000)      (25,000)
     Exercise of Stock Options                 120,000                12         62,488                                      62,500
     Common Stock issued to directors          300,000                30        534,345                                     534,375
     Common Stock issued to employees          120,000                12        232,488                                     232,500
     Common Stock issued for cash               19,000                 2         94,998                                      95,000
     Fair value of options and warrants                                         196,725                                     196,725
NET LOSS                                                                                    (1,757,379)                  (1,757,379)
                                           -----------       -----------    -----------    -----------     ----------  ------------
BALANCE DECEMBER 31,1999 (UNAUDITED)        13,808,000       $     1,382    $ 2,174,198    $(2,401,905)    $        0   $  (226,325)
                                           ===========       ===========    ===========    ===========    ===========   ===========

                 See accompanying notes to financial statements

                                  NURESCELL INC
                             STATEMENT OF CASH FLOWS
           FROM MAY 12, 1998 (DATE OF INCEPTION), TO DECEMBER 31,1999

                                                                                        For the period
                                                                                         May 12, 1998
                                                                        Nine months       (date of
                                                                          Ended         inception) to
                                                                         December          December
                                                                         31, 1999          31, 1999
                                                                       (unaudited)        (unaudited)
                                                                    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                            $    (1,757,379)   $    (2,401,905)
Adjustments:
     Depreciation                                                             4,910             10,791
     Issuance of Stock for Services                                         970,755            970,755
     Fair value of options and warrants                                     196,725            196,725
    (Increase) Decrease in:
       Prepaid Finance Acquisition Costs                                    (25,000)           (25,000)
       Advances to Employee                                                  12,075                  0
       Notes Receivable - Officers                                           54,673                  0
       Other Receivables                                                      3,761                  0
       Unamortized Discount of Notes Payable                               (129,375)          (129,375)
     Increase (Decrease) in:
       Due to Officers                                                       20,000             20,000
       Accounts Payable                                                      79,290            114,116
       Accrued Salaries and Payroll Taxes Payable                            22,153             31,992
       Other Accrued Expenses                                                12,926             12,926
                                                                    ---------------    ---------------
          Net Cash Flows Used by Operating Activities                      (534,486)        (1,198,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Property, Plant & Equipment                                 4,467             53,448
     Deposits                                                                                    3,000
     Intangibles                                                                                 8,609
                                                                    ---------------    ---------------
          Net Cash Flows Used by Investing Activities                        (4,467)           (65,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Sale of Common Stock                                     157,600          1,008,100
     Notes Payable Long Term                                                385,000            385,000
                                                                    ---------------    ---------------
           Net Cash Flows Provided by Financing Activities                  542,600          1,393,100
                                                                    ---------------    ---------------
Net Increase in Cash                                                          3,647            129,068

Cash at beginning of year                                                   125,421                -0-

Cash at end of year                                                 $       129,068    $       129,068
                                                                    ===============    ===============

Non Cash Transactions

Issuance of stock for consulting services                                   120,700            120,700
Issuance of stock for consulting services                                    83,180             83,180
Issuance of stock to Directors                                              534,375            534,375
Issuance of stock to employees                                              232,500            232,500
                                                                            970,755            970,755


                 See accompanying notes to financial statements

                                 NURESCELL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the filing of these financial statements, the Company discovered an error in its computation of stock-based compensation pursuant to APB25 and SFAS 123. As a result, the Company's current year's net income was understated and additional paid-in capital was overstated for the nine month period ended December 31, 1999 by $13,412 (and $13,412 respectively). In addition, the Company restated items discussed in Note 12 to the March 31, 2000 financial statements.

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

5.     INCOME TAXES

For federal income tax purposes, approximately $2,401,905 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because management believes that there is at least a 50% chance that the carryforwards will expire unused. Accordingly, at December 31, 1999, the $536,650 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

6.       SHAREHOLDERS' DEFICIENCY

The Company has 50,000,000 shares of $.0001 par value common stock authorized of which and 13,808,000 shares were issued and outstanding at December 31, 1999.

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

In April 1999, the Company granted Robert Shaw, a consultant to the Company, an option to purchase 15,000 shares of the Company Common Stock at $1.00 per share for each month that he provides services under his agreement with the Company. The options were valued at various prices under SFAS 123. As of December 31, 1999 he was granted a total of 135,000 options which were valued at $156,969.

Effective October 6, 1999, the Board of Directors approved an agreement granting to Dr. Chong Chiu 400,000 shares of Company Common Stock valued at $2.20 per share to be distributed over three years. On December 14, 1999, 134,000 shares of Company Common Stock were distributed to Chong Chiu and 133,000 shares of Company Common Stock will be disbursed on or before December 15, 2000. On or before December 15, 2001, an additional 133,000 shares of Company Common Stock will be disbursed to Chong Chiu. Additionally, Chong Chiu has been granted an option to purchase 200,000 shares of Company Common Stock at $3 per share upon the successful formation of a nuclear power committee with qualifying power plant managers.

Effective December 14, 1999, the Board of Directors granted to a board member,
S. Brewer, 300,000 shares of Company Common Stock valued at $1.78 per share for becoming a Board member of the Company. Additionally, S. Brewer has been granted an option to purchase 200,000 shares of Company Common Stock for $2 per share any time between November 1, 1999 and October 31, 2000.

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

11.  SUBSEQUENT EVENTS

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