Form 10QSB
period 2000-09-30
NURESCELL INC
filed 2000-11-20
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  /X/    For quarterly period ended September 30, 2000

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

                               -------------------

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at September 30, 2000: 15,683,288

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

PART I - FINANCIAL INFORMATION

                                           NURESCELL INC.
                                (A Company in the Development Stage)
                                    CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     March 31,
                                                                          2000            2000
                                                                        Unaudited        Audited
                                                                      -------------    ------------
ASSETS

CURRENT ASSETS
   Cash                                                                $    11,950     $    26,945
   Accounts receivable                                                       8,700           8,700
   Inventory                                                                55,756          25,078
   Other prepaid expenses                                                   14,810          13,732
                                                                       ------------    ------------
     TOTAL CURRENT ASSETS                                                   91,216          74,455
                                                                       ------------    ------------

PROPERTY AND EQUIPMENT net of accumulated
     depreciation and amortization of $21,545 and $14,021                   69,197          48,937

OTHER ASSETS
   Deferred financing cost                                                  60,038          84,999
   Deposits                                                                  3,679           3,679
   Intangibles                                                              63,837          30,005
                                                                       ------------    ------------
     TOTAL OTHER ASSETS                                                    127,554         118,683
                                                                       ------------    ------------
TOTAL                                                                  $   287,967     $   242,075
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                    $   139,063     $   139,289
   Loan from officer                                                       111,791          79,367
   Accrued expenses                                                        129,311         120,092
                                                                       ------------    ------------
     TOTAL CURRENT LIABILITIES                                             380,165         338,748

NOTES PAYABLE, net of unamortized discount of $321,467
     and $236,310                                                          448,533         533,690
                                                                       ------------    ------------
        TOTAL LIABILITIES                                                  828,698         872,438

SHAREHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                               -               -
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     issued and outstanding - 15,683,288 shares at September 30, 2000
     and 15,191,788 shares at March 31, 2000                                 1,569           1,519
   Additional paid-in capital                                            4,950,873       4,028,739
   Receivable from stock option exercise                                   (25,000)              -
   Accumulated deficit                                                  (5,468,173)     (4,660,621)
                                                                       ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                             (540,731)       (630,363)
                                                                       ------------    ------------
TOTAL                                                                  $   287,967     $   242,075
                                                                       ============    ============

                           See accompanying Notes to Financial Statements

                                                   NURESCELL INC.
                                        (A Company in the Development Stage)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                  Cumulative          Cumulative
                                                                                 For the period      For the period
                                    For the three  For the three  For the six    May 12, 1998        May 12, 1998
                                    months ended   months ended   months ended (Date of Inception) (Date of Inception)
                                    September 30,  September 30,  September 30,  to September 30,    to September 30,
                                        2000           1999           2000           1999                 2000
                                     Unaudited      Unaudited      Unaudited        Unaudited           Unaudited
                                   -------------  -------------   ------------   ---------------     ---------------
SALES                              $          -   $          -     $        -     $          -        $      8,700
COST OF SALES                                 -              -              -                -              21,377
                                   -------------  -------------  -------------    -------------       -------------
GROSS LOSS                                                                  -                -             (12,677)

OPERATING EXPENSES
Research and development                                                    -                -              66,632
General and administrative              374,299        460,445        900,542        1,512,362           5,450,520
Depreciation                              3,762          1,079          7,524            9,085              22,767
                                   -------------  -------------  -------------    -------------       -------------
TOTAL EXPENSES                          378,061        461,524        908,066        1,521,447           5,539,919
                                   -------------  -------------  -------------    -------------       -------------
LOSS FROM OPERATIONS                   (378,061)      (461,524)      (908,066)      (1,521,447)         (5,552,596)

OTHER INCOME (EXPENSE)
Interest income (expense)               (78,542)                     (179,486)           6,805            (188,799)
Loss on abandonment of software                                             -                -              (6,778)
Gain on conversion of debt              280,000                       280,000                -             280,000
                                   -------------  -------------  -------------    -------------       -------------
TOTAL OTHER INCOME (EXPENSE)            201,458              -        100,514            6,805              84,423
                                   -------------  -------------  -------------    -------------       ------------
NET LOSS                           $   (176,603)  $   (461,524)  $   (807,552)    $ (1,514,642)       $ (5,468,173)
                                   =============  =============  =============    =============       =============

BASIC AND DILUTED LOSS/SHARE       $      (0.01)  $      (0.04)  $      (0.05)    $      (0.12)       $      (0.42)
                                   =============  =============  =============    =============       =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         15,525,793     13,234,000     15,412,541       12,322,706          13,085,928
                                   =============  =============  =============    =============       =============

                                   See accompanying Notes to Financial Statements

                                                         3

                                                           NURESCELL INC.
                                                (A Company in the Development Stage)
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                               FOR THE PERIOD FROM MAY 12, 1998 (INCEPTION DATE) TO SEPTEMBER 30, 2000
                                                              UNAUDITED
                                                    COMMON STOCK           ADDITIONAL       STOCK
                                             ---------------------------     PAID IN        OPTION       ACCUMULATED
                                                SHARES         AMOUNT        CAPITAL       RECEIVABLE       DEFICIT         TOTAL
                                             ------------   ------------   ------------   ------------   ------------   ------------
Issuance of common stock
     Cash - Founding Shareholders
       (March 1998 at $.0001)                  2,100,000    $       210    $     1,890    $         -    $         -    $     2,100
     Cash - Founding Shareholders
       (June 1998 at $.0001)                     400,000             40            360                                          400
     Purchase of Technology
        (June 1998 at $.0001)                 10,000,000          1,000         (1,000)                                           -
     Cash - $1.00 per share
        (August 1998)                            498,000             50        497,950                                      498,000
     Cash - $5.00 per share,
        net of issuance cost
        (September 1998)                          19,800              2         87,720                                       87,722
     Cash - $5.00 per share,
        net of issuance cost
        (October 1998)                             5,200              1         23,038                                       23,039
     Cash - $5.00 per share,
        net of issuance cost
        (November 1998)                            1,500                         6,645                                        6,645
     Cash - $5.00 per share,
        net of issuance cost
        (February 1999)                           12,000              1         53,163                                       53,164
     Cash - $5.00 per share,
        net of issuance cost
        (March 1999)                              40,500              4        179,426                                      179,430
Fair value of options                                                           30,000                                       30,000
Net loss, as restated for March 31, 1999                                                                    (674,526)      (674,526)
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 1999                       13,077,000          1,308        879,192              -       (674,526)       205,974

Issuance of common stock
     Cash $100 and investment bankings
        services (May 1999 at $2.50)              30,000              3         74,997                                       75,000
     Consulting services
        (October 1999 at $1.17)                    8,000              1          9,359                                        9,360
     Consulting services
        (December 1999 at $1.10)                 134,000             13        147,597                                      147,610
     Consulting services
        (January 2000 at $.98)                   100,000             10         98,240                                       98,250
     Exercise of stock options
        (October 1999 at $.50)                    60,000              6         29,994                                       30,000
     Exercise of stock options
        (October 1999 at $.50)                    60,000              6         29,994                                       30,000
     Exercise of stock options
        (January 2000 at $1.00)                   15,000              2         14,999                                       15,001
     Exercise of stock options
        (March 2000 at $2.00)                     10,000              1         19,999                                       20,000
     To a director (December 1999 at $1.78)      300,000             30        533,970                                      534,000
     To employees (December 1999 at $2.25)        20,000              2         44,998                                       45,000
     To employee (December 1999 at $1.88)        100,000             10        187,490                                      187,500
     Conversion of debt to capital
        (January 2000 at $1.17)                  524,226             52        614,275                                      614,327
     Award to directors and officers
        (January 2000 at $1.17)                  734,562             73        860,742                                      860,815
     Cash (April 1999 at $5.00)                   19,000              2         94,998                                       95,000
Fair value of options and warrants                                             387,895                                      387,895
Net loss                                                                                                  (3,986,095)    (3,986,095)
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2000                       15,191,788    $     1,519    $ 4,028,739                   $(4,660,621)   $  (630,363)

Issuance of Common Stock
    Exercise of Stock Options
        (April 2000 at $1.00)                      7,500    $         1    $     7,499                                  $     7,500
    Exercise of Stock Options
        (June 2000 at $ .25)                     100,000             10         24,990                                       25,000
    Receivable from stock option exercise                                                     (25,000)                      (25,000)
    Conversion of Debt to Capital
       (August 3 at $1.65 per share)             250,000             25        132,475                                      132,500
    To an employee (August 2000 at $.68)         100,000             10         67,990                                       68,000
    To Dutchess (July 2000 at $.90)               34,000              4         30,688                                       30,692
Fair Value of Options and Warrants                                             362,676                                      362,676
Nurescell AG                                                                   295,816                                      295,816
Net Loss                                                                                                    (807,552)      (807,552)
                                             ------------   ------------   ------------   ------------   ------------   -----------
Balance, September 30, 2000                   15,683,288    $     1,569    $ 4,950,873    $   (25,000)   $(5,468,173)   $  (540,731)
                                             ============   ============   ============   ============   ============   ============

                                           See accompanying Notes to Financial Statements

                                                                  4

                                                       NURESCELL INC.
                                            (A Company in the Development Stage)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                          For the period
                                                                For the six           For the six         May 12, 1998
                                                                months ended          months ended      (Date of Inception)
                                                             September 30, 2000    September 30, 1999  to September 30, 2000
                                                                 Unaudited             Unaudited             Unaudited
                                                               -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $   (807,552)         $   (447,741)         $ (5,468,173)
Adjustments:
     Depreciation                                                     6,302                 3,204                21,545
     Amortization of discount on notes payable &
       deferred financing cost                                      156,441                     -               190,131
     Loss on abandonment of computer software                             -                     -                 6,778
     Issuance of stock for services                                  98,692                     -             2,056,127
     Issuance of stock for conversion of debt to capital            132,500                     -               746,827
     Fair value of options and warrants                             362,676                     -               780,571
     (Increase) decrease in:
       Advances to employees                                              -                12,075                     -
       Accounts receivable                                                -                     -                (8,700)
       Notes Receivable-Officers                                                           54,673
       Inventory                                                    (30,678)                    -               (55,756)
       Other prepaid expenses                                        (1,078)                    -               (14,810)
       Due from officer                                                   -                12,370                     -
       Other receivables                                                  -                 3,761                     -
       Subscriptions Receivable                                                            25,000                     -
     Increase (decrease) in:
       Accounts payable                                                (226)               53,643               139,063
       Accrued expenses                                               9,219                71,640               129,311
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Operating Activities               (73,704)             (211,375)           (1,477,086)
                                                               -------------         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (26,565)               (3,628)              (97,525)
     Deposits                                                             -                     -                (3,679)
     Intangibles                                                    (33,832)                    -               (63,837)
     Nurescell Ag                                                  (295,816)                    -              (295,816)
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Investing Activities              (356,213)               (3,628)             (460,857)
                                                               -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                               7,500                91,000             1,048,101
     Proceeds from issuance of notes                                375,000                     -               875,000
     Proceeds from officer loan                                      32,422                     -               111,791
     Debt issuance costs                                                  -                     -               (84,999)
                                                               -------------         -------------         -------------
          Net Cash Flows Provided by Financing Activities           414,922                91,000             1,949,893
                                                               -------------         -------------         -------------
Net increase (decrease) in cash                                     (14,995)             (124,003)               11,950
Cash at beginning of period                                          26,945               125,421                     -
                                                               -------------         -------------         -------------
Cash at end of period                                          $     11,950          $      1,418          $     11,950
                                                               =============         =============         =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
     FINANCING ACTIVITIES
     Issuance common stock for services                        $     98,692                                $  2,056,127
     Issuance of common stock for conversion of
       debt to equity                                               132,500                                     746,827

                                       See accompanying Notes to Financial Statements

                                                              5

                                  NURESCELL INC.
                      (A Company in the Development Stage)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 2: GOING CONCERN

The Company has accumulated net losses of $5,468,173 and negative working capital of $288,949 as of September 30, 2000. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's share of the foreign company have been translated to US dollars at current exchange rates. Gains or losses from foreign currency transactions denominated in a currency other than the Company's are included in the results of operations.


NOTE 4: INVENTORIES

Inventories consisted of the following at September 30, 2000:

               Raw material                                  $      34,697
               Finished goods                                       21,059
                                                             --------------
                                                             $      55,756
                                                             ==============

NOTE 5: LOAN FROM OFFICER

Loan from officer at September 30, 2000 consisted of short-term cash advance from Dr. Adrian Joseph, the Chief Executive Officer, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the three months ended September 30, 2000 was $2,825.


NOTE 6: CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value $385,000 and bearing interest at 8% per annum ("December note" and "February note"). Interest for the December and February notes are due quarterly beginning March 31, 2000 and September 30, 2000, respectively. For both notes, the Company recorded an original issue discount of $270,000, legal fees in the amount of $28,500, and finders' fee in the amount of $50,000. Additionally, a refundable prepaid fee of $25,000 was withheld by Triton to reserve an equity credit line, which the Company has decided not to pursue. As of September 30, 2000, Triton still held the $25,000.

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

The discount and other expenses related to the issuance of convertible promissory notes are being amortized over the two-year life of the December note and over the 22-month life of the February note. The unamortized debt discount at September 30, 2000 was $321,467.

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


NOTE 7: NOTES PAYABLE

The Company has entered into an agreement with a major shareholder to obtain $412,500 in 2 year notes, interest payable semi-annually, with a 10% front-end discount. As of June 30, 2000, the Company has received a total of $375,000, net of the $37,500 debt discount, which will be amortized over the two-year life of the notes beginning in July, 2000. These notes were converted into 250,000 shares of the Company's Common Stock on August 3, 2000 and the debt discount of $37,500 was fully amortized in the current period.


NOTE 8: SHAREHOLDERS' EQUITY (DEFICIENCY)

In April 2000, the Company entered into a public relations agreement with International Media Solutions, Inc. Under that agreement, International Media Solutions, Inc. is entitled to options to acquire 100,000 shares of Common Stock at $.25 per share on May 1, 2000 and options to acquire 50,000 shares of Common Stock at $2.00 per share on November 1, 2000.

Should the average bid price of the Common Stock 5 days prior to the execution date be above $5 per share, said options shall be executed at a price of $3.00. Should the average bid price of the Common Stock 5 days prior to the execution date be above $7 per share, said options shall be executed at a price of $4. The Company has agreed to allow International Media Solutions, Inc. to forward the funds for the purchase of Common Stock as the shares cross into the market. The related receivable is reflected as an offset to shareholders' deficiency until the cash is collected. During the three months ended June 30, 2000, the Company recorded $181,000 of public relations expense relating to exercisable stock options granted. No Common Stock was issued and no expense was recorded for the three months ended September 30, 2000.

On August 17, 2000, the Company entered into an agreement to form Nurescell AG,
(AG) an entity formed under the laws of the Federal Republic of Germany, with an unrelated third party, Advance Technology Industries Inc.(ATI). The Company has a 51% interest in AG. AG has concurrently entered into an exclusive Licensing Agreement for technology developed by Nurescell Inc. (Technology) for the purpose of commercialization and marketing of said Technology in Europe, the British Isles and countries of the former Soviet Union. As additional consideration for entering into the License Agreement, AG, with the assistance of ATI shall exercise its best efforts in good faith to raise as investment capital the sum of Twenty Million Deutsche Marks (DM20,000,000), equivalent to $9,375,000 US Dollars on the date of the agreement. The Company has recorded the Company's share of the expense incurred by Nurescell AG of approximately $46,000 in these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Because of activity that is limited and immaterial to these financial statements, no minority interest has been reflected.

During the three months ended June 30, 2000, the Company granted Robert Shaw, an employee of the Company, options to purchase 45,000 shares of the Company's common stock at $1.00 per share in exchange for services rendered to the Company. In accordance with APB 25, no expense was recorded on the books for these services. Robert Shaw resigned June 10, 2000 and no options were issued for the three months ended September 30, 2000

Options and warrants to purchase 1,035,500 and 540,000 shares of the Company's Common Stock were outstanding at September 30, 2000 and September 30, 1999, respectively. Options and warrants outstanding were not included in the computation of diluted loss per common share because the effect would be antidilutive.

PRIVATE PLACEMENT MEMORANDUM: In May 2000, the Company prepared a Confidential Private Placement Memorandum for the sale of between 1,000,000 and 2,500,000 units, each unit consisting of one share of .0001 par value Common Stock of the Company and one warrant to purchase one share of Common Stock at a price of $4 per share until two years after the completion of the offering. The Company has withdrawn the offering and is examining its alternatives for future financing.


NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received an unsecured loan of $111,791 from one of its officers (See Note 5).

The Company has also entered into consulting contracts with certain directors as a means of inducing the directors to devote additional time and effort to the Company over and above the time normally expected of a director. These contracts provide for payments of $2,000 per month to each director under contract, have no stated termination date but are cancelable by either party on 30 days written notice. Amounts paid by the Company under these contracts were approximately $8,000 during the three months ended September 30, 2000. Amounts accrued to these directors for their services for the three months ended September 30, 2000 are $7,000.


NOTE 10: LEGAL PROCEEDINGS

Biltmore Advisors, LLC v Nurescell Inc. The suit claims breach of an oral contract and seeks specific performance or damages estimated to be approximately $600,000. The Company has decided to vigorously defend this matter. Although the case is at the beginning of the discovery process, there has been an inquiry by counsel for the plaintiff to enter into settlement negotiations for purposes of resolving the issue. The management of the Company believes that the suit is without merit, but has agreed to issue 50,000 of the Company's common stock to settle the matter.

Dutchess Advisors, Ltd. v Nurescell Inc. The Company gave sixty days notice of its termination of its relationship with Dutchess Advisors, Ltd. However, Dutchess raised certain issues regarding compliance with the conditions of the agreement. To settle the matter, the Company issued to Dutchess 34,000 shares of the Company's Common Stock which were valued at fair market value of $30,692 on the settlement date of July 24, 2000.

PLAN OF OPERATION

GENERAL. Nurescell Inc. (the "Company" or "Registrant") is a development stage company with operations to date principally consisting of research, development and testing for its proprietary radiation shielding technology (the "Nurescell Technology"). The Company is presently focused on independent third party validation for the performance of its product, the obtaining of patents for its technology, the establishment of manufacturing procedures and processes, and the introduction of its product to the nuclear industry. From inception to September 30, 2000, the Company has obtained approximately $945,000 in financing through the sale of equity securities through two private offerings, approximately $95,000 through the exercise of stock options, $396,000 through the issuance of convertible promissory notes, and $528,815 through loans from a shareholder (collectively, the "Financings").

Through September 30, 2000, the Company has utilized all of the proceeds of the Financings to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, and begin initial formal testing of the Nurescell Technology, (iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $176,603 for the three months ended September 30, 2000. From May 12, 1998 (inception) through September 30, 2000 the Company has had a cumulative loss of $5,468,173. The Company has commenced manufacturing and has received orders for its product. The Company is currently negotiating for the distribution of its product in Europe, Russia, and the United Kingdom.

This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999: Net sales of $ 0 for the three-month period ended September 30, 2000 were the same as the net sales of $ 0 for the three-month period ended September 30, 1999, due to the Company still being in the development stage.

Operating expenses of $378,061 for the three-month period ended September 30, 2000 were 18% lower than the operating expenses of $461,524 for the three-month period ended September 30, 1999. The decrease is primarily attributed to a significant decrease in a non-cash stock based compensation expense to $68,000.

Interest expense of $78,542 for the three-month period ended September 30, 2000 was $78,542 higher than the interest expense of $ 0 for the three-month period ended September 30, 1999. The increase is primarily attributed to non-cash interest charges incurred in connection with the amortization of the discounts on notes payable of $67,742 incurred during the three-month period ended September 30, 2000 and the non-cash amortization of prepaid financing costs of $10,800 during the three-month period ended September 30, 2000.

As a result of the above factors, the net loss for the three-month period ended September 30, 2000 was $176,603, or $0.01 per share, as compared to a net loss of $461,524 or $0.04 per share for the three-month period ended September 30, 1999.

FINANCIAL POSITION. Total assets increased from $242,075 at March 31, 2000 to $287,967 at September 30, 2000. The increase is primarily attributed to an increase in fixed assets of $20,260 and an increase in inventory of $30,678.

Total liabilities decreased from $872,438 at March 31, 2000 to $828,698 at September 30, 2000. The decrease in primarily attributed to amortization of note discount of $85,157, an increase in due to officer of $32,424 and an increase in accrued liabilities of $9,219, offset by the conversion of certain note payables to the Company's Common Stock.

Shareholders' deficit decreased from $(630,363) at March 31, 2000 to $(540,731) at September 30, 2000. The decrease is primarily attributed to an increase in paid-in capital for the three-month period ended September 30, 2000, which includes the receipt of $250,000 as a license fee, offset by the value of issuance of warrants and options to investors, employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations and to engage in continued marketing and sales activity. The amount of expenditures required to maintain operations far exceeds existing cash, which was $11,950 at September 30, 2000.

From March 31, 2000 to September 30, 2000, the Company's cash and cash equivalents decreased $14,995. In addition, total liabilities of the Company were $828,698 at September 30, 2000. As of October 1, 2000, cash is being depleted at the rate of approximately $70,000 per month. The Company has negotiated a $1,000,000 licensing fee (the "License Fee") from a European company (Nurescell AG)owned 51% by the Company, such amount to be disbursed in quarterly payments of $250,000 (less certain credits). The first payment was received on August 17, 2000 and $100,000 of the second payment was received on November 6, 2000.

The Company's cash flow used in operating activities decreased from $(186,562) for the three-month period ended September 30, 1999 to $206,951 for the three month period ended September 30, 2000. This decrease is primarily due to the Company's decrease in net loss, the License Fee, offset by an increase in non-cash charges

During the three-month period ended September 30, 2000, the Company has obtained liquidity primarily from the License Fee of $250,000 and a loan from an officer of $15,000.

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

The Company's financial statements for the quarter ended September 30, 2000 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2000, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $3 million in additional funding over the next two years in order to complete the marketing of its Nurescell Technology. The Company is currently seeking financing of up to $10,000,000 through a private offering of equity securities. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than pending legal proceedings which have been previously reported in the Company's reports on Form 10-QSB, to the knowledge of management, there is no pending litigation by or against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2000, the Company privately issued 34,000 shares of common stock to Dutchess Advisors Ltd. pursuant to the legal settlement. Based on Dutchess' sophistication as an investor, the issuance was made in reliance on Section 4(2).

In August 2000, the Company privately issued 250,000 shares of common stock to a trust controlled Glenn Cramer pursuant to the conversion of $412,500 of debt owed by the Company. Based on Mr. Cramer's sophistication and access to Company information as a lender and a major shareholder of the Company, the issuance was made in reliance on Section 4(2).

In August 2000, the Company also privately issued 100,000 shares of common stock to William A. Wilson pursuant to his employment contract. Based on Mr. Wilson's sophistication and access to Company information as a director of the Company, the issuance was made in reliance on Section 4(2).

Also in August 2000, the Company granted to Nurescell AG, the Company's majority-owned German subsidiary, a five-year right to purchase up to $4 million worth of the Company's Common Stock at a price equal to 80% of the average bid price of the common stock during the five days prior to the exercise of the option. In October, 2000, such right was increased to $10 million. Based on Nurescell AG's relationship to the Company, the grant was made in reliance on
Section 4(2).


ITEM 5.  OTHER INFORMATION

On August 21, 2000, James Samuelson replaced William A. Wilson as the Company's President. From February 1, 2000 until November 17, 2000, Mr. Samuelson served as Chief Operating Officer and Chief Financial Officer of Cetani, a wholly-owned subsidiary of Advanced Technology Industries, Inc., a publicly-traded company which operates various companies in the nuclear, automotive, mining and materials science industries. From February 1998 to January 2000, Mr. Samuelson served as Vice President of Corporate Finance for Eastbrokers AG/WMP Bank AG in Vienna, Austria. In 1997, Mr. Samuelson served as a Vice President of Grammont, Ltd., an investment banking firm in Paris, France. Mr. Samuelson received his Master of Business degree in 1996 and a Bachelor of Science degree in Business Administration in 1992, both from Creighton University.

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

         6.21 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (6)

         6.22 Consulting Agreement between the Company and Shelby T. Brewer dated December 1, 1999 (6)

         6.23 Employment Agreement between the Company and William Wilson dated March 1, 2000 (6)

         6.24 Consulting Agreement between the Company and Robert Merriman, dated as of June 9, 2000 (6)

         6.25 Investment Agreement between the Company and Nurescell AG dated August 17, 2000

         6.26 License Agreement between the Company and Nurescell AG dated August 15, 2000

         6.27 Registration Rights Agreement between the Company and Nurescell AG dated August 15, 2000

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

         (4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-25377).

         (5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 1999 (File No. 0-25377).

         (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377).

(b) One report on Form 8-K was filed during the Company's fiscal quarter ended September 30, 2000. Such report is dated August 11, 2000 and provided disclosure under Item 4 regarding changes in the Company's certifying accountant. No financial statements were required to be filed with such report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2000               NURESCELL INC.


                                       By: /s/ James Samuelson
                                          ----------------------------
                                          James Samuelson, President


                                       By: /s/ SHARON NITKA
                                          ----------------------------
                                          Sharon Nitka,
                                          Chief Financial Officer