Form 10QSB
period 2000-12-31
NURESCELL INC
filed 2001-02-20
CIK 1069249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  /X/    FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at December 31, 2000: 15,683,288

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

PART I - FINANCIAL INFORMATION

                                           NURESCELL INC.
                                (A Company in the Development Stage)
                                                 BALANCE SHEETS

                                                                      December 31,     March 31,
                                                                          2000            2000
                                                                        Unaudited        Audited
                                                                      -------------    ------------
ASSETS

CURRENT ASSETS
   Cash                                                                $    28,296     $    26,945
   Accounts receivable                                                     556,959           8,700
   Inventory                                                                71,664          25,078
   Other prepaid expenses                                                    6,777          13,732
                                                                       ------------    ------------
     TOTAL CURRENT ASSETS                                                  663,696          74,455
                                                                       ------------    ------------

PROPERTY AND EQUIPMENT net of accumulated
     depreciation and amortization of $25,327 and $14,021                   65,844          48,937
                                                                       ------------    ------------

OTHER ASSETS
   Deferred financing cost                                                  47,558          84,999
   Deposits                                                                  3,679           3,679
   Intangibles                                                              88,681          30,005
                                                                       ------------    ------------
     TOTAL OTHER ASSETS                                                    139,918         118,683
                                                                       ------------    ------------
TOTAL                                                                  $   869,458     $   242,075
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                    $   165,225     $   139,289
   Loan from shareholder                                                    86,377          79,367
   Accrued expenses                                                        223,373         120,092
   Unearned income                                                         200,000               -
                                                                       ------------    ------------
     TOTAL CURRENT LIABILITIES                                             674,975         338,748

NOTES PAYABLE, net of unamortized discount of $286,183
     and $236,310                                                          483,817         533,690

LONG-TERM LIABILITIES
    Unearned income                                                        700,000               -
                                                                       ------------    ------------
        TOTAL LIABILITIES                                                1,858,792         872,438
                                                                       ------------    ------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                               -               -
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     issued and outstanding - 15,683,288 shares at December 31, 2000
     and 15,191,788 shares at March 31, 2000                                 1,569           1,519
   Additional paid-in capital                                            4,655,057       4,028,739
   Receivable from stock option exercise                                   (25,000)              -
   Accumulated deficit                                                  (5,620,960)     (4,660,621)
                                                                       ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                             (989,334)       (630,363)
                                                                       ------------    ------------
TOTAL                                                                  $   869,458     $   242,075
                                                                       ============    ============

                           See accompanying Notes to Financial Statements

                                                   NURESCELL INC.
                                        (A Company in the Development Stage)
                                              STATEMENTS OF OPERATIONS
                                                                                                       Cumulative
                                                                                                     For the period
                                   For the three  For the three   For the nine   For the nine         May 12, 1998
                                    months ended  months ended    months ended   months ended      (Date of Inception)
                                    December 31,  December 31,    December 31,   December 31,        to December 31,
                                        2000           1999           2000             1999                2000
                                     Unaudited      Unaudited      Unaudited        Unaudited           Unaudited
                                   -------------  -------------   ------------   ---------------     ---------------
SALES:
LICENSE                            $     50,000   $          -     $  100,000     $          -        $    100,000
PRODUCT                                   7,265              -          7,265                -              15,965
                                   -------------  -------------  ------------     -------------       ------------
TOTAL SALES                              57,265              -        107,265                -             115,965

COST OF SALES                                 -              -              -                -              21,377
                                   -------------  -------------  -------------    -------------       ------------
GROSS PROFIT                             57,265              -        107,265                -              94,588

OPERATING EXPENSES
Research and development                      -              -          1,795                -              66,632
General and administrative              248,932      1,358,258      1,101,866        1,769,290           5,653,639
Depreciation                              3,782          1,706         11,306            4,910              26,549
                                   -------------  -------------  -------------    -------------       -------------
TOTAL EXPENSES                          252,714      1,359,964      1,114,967        1,774,200           5,746,820
                                   -------------  -------------  -------------    -------------       -------------
LOSS FROM OPERATIONS                   (195,449)    (1,359,964)    (1,007,702)      (1,774,200)         (5,652,232)

OTHER INCOME (EXPENSE)
Interest income (expense)               (53,151)             -       (232,637)           3,409            (241,950)
Loss on abandonment of software               -              -              -                -              (6,778)
Gain on conversion of debt                    -              -        280,000                -             280,000
                                   -------------  -------------  -------------    -------------       -------------
TOTAL OTHER INCOME (EXPENSE)            (53,151)             -         47,363            3,409              31,272
                                   -------------  -------------  -------------    -------------       ------------
NET LOSS                           $   (248,600)  $ (1,359,964)  $   (960,339)    $ (1,770,791)       $ (5,620,960)
                                   =============  =============  =============    =============       =============

BASIC AND DILUTED LOSS/SHARE       $      (0.02)  $      (0.10)  $      (0.06)    $      (0.13)
                                   =============  =============  =============    =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         15,683,288     13,759,928     15,503,449       12,545,372
                                   =============  =============  =============    =============

                                   See accompanying Notes to Financial Statements

                                                           NURESCELL INC.
                                                (A Company in the Development Stage)
                                            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                               FOR THE PERIOD FROM MAY 12, 1998 (INCEPTION DATE) TO December 31, 2000
                                                                       UNAUDITED
                                                    COMMON STOCK           ADDITIONAL       STOCK
                                             ---------------------------     PAID IN        OPTION       ACCUMULATED
                                                SHARES         AMOUNT        CAPITAL       RECEIVABLE       DEFICIT         TOTAL
                                             ------------   ------------   ------------   ------------   ------------   ------------
Issuance of common stock
     Cash - Founding Shareholders
       (March 1998 at $.0001)                  2,100,000    $       210    $     1,890    $         -    $         -    $     2,100
     Cash - Founding Shareholders
       (June 1998 at $.0001)                     400,000             40            360                                          400
     Purchase of Technology
        (June 1998 at $.0001)                 10,000,000          1,000         (1,000)                                           -
     Cash - $1.00 per share
        (August 1998)                            498,000             50        497,950                                      498,000
     Cash - $5.00 per share,
        net of issuance cost
        (September 1998)                          19,800              2         87,720                                       87,722
     Cash - $5.00 per share,
        net of issuance cost
        (October 1998)                             5,200              1         23,038                                       23,039
     Cash - $5.00 per share,
        net of issuance cost
        (November 1998)                            1,500                         6,645                                        6,645
     Cash - $5.00 per share,
        net of issuance cost
        (February 1999)                           12,000              1         53,163                                       53,164
     Cash - $5.00 per share,
        net of issuance cost
        (March 1999)                              40,500              4        179,426                                      179,430
Fair value of options                                                           30,000                                       30,000
Net loss, as restated for March 31, 1999                                                                    (674,526)      (674,526)
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 1999                       13,077,000          1,308        879,192              -       (674,526)       205,974

Issuance of common stock
     Cash $100 and investment banking
        services (May 1999 at $2.50)              30,000              3         74,997                                       75,000
     Consulting services
        (October 1999 at $1.17)                    8,000              1          9,359                                        9,360
     Consulting services
        (December 1999 at $1.10)                 134,000             13        147,597                                      147,610
     Consulting services
        (January 2000 at $.98)                   100,000             10         98,240                                       98,250
     Exercise of stock options
        (October 1999 at $.50)                    60,000              6         29,994                                       30,000
     Exercise of stock options
        (October 1999 at $.50)                    60,000              6         29,994                                       30,000
     Exercise of stock options
        (January 2000 at $1.00)                   15,000              2         14,999                                       15,001
     Exercise of stock options
        (March 2000 at $2.00)                     10,000              1         19,999                                       20,000
     To a director (December 1999 at $1.78)      300,000             30        533,970                                      534,000
     To employees (December 1999 at $2.25)        20,000              2         44,998                                       45,000
     To employee (December 1999 at $1.88)        100,000             10        187,490                                      187,500
     Conversion of debt to equity
        (January 2000 at $1.17)                  524,226             52        614,275                                      614,327
     Award to directors and officers
        (January 2000 at $1.17)                  734,562             73        860,742                                      860,815
     Cash (April 1999 at $5.00)                   19,000              2         94,998                                       95,000
Fair value of options and warrants                                             387,895                                      387,895
Net loss                                                                                                  (3,986,095)    (3,986,095)
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2000                       15,191,788          1,519      4,028,739               -    (4,660,621)      (630,363)

Issuance of common stock
    Exercise of stock options
        (April 2000 at $1.00)                      7,500              1          7,499                                        7,500
    Exercise of stock options
        (June 2000 at $ .25)                     100,000             10         24,990                                       25,000
    Receivable from stock option exercise                                                     (25,000)                      (25,000)
    Conversion of debt to equity
       (August 3 at $1.65 per share)             250,000             25        132,475                                      132,500
    To an employee (August 2000 at $.68)         100,000             10         67,990                                       68,000
    To Dutchess (July 2000 at $.90)               34,000              4         30,688                                       30,692
Fair value of options and warrants                                             362,676                                      362,676
Net loss                                                                                                    (960,339)      (960,339)
                                             ------------   ------------   ------------   ------------   ------------   -----------
Balance, December 31, 2000                    15,683,288    $     1,569    $ 4,655,057    $   (25,000)   $(5,620,960)   $  (989,334)
                                             ============   ============   ============   ============   ============   ============

                                           See accompanying Notes to Financial Statements

                                                                               4

                                                       NURESCELL INC.
                                            (A Company in the Development Stage)
                                                  STATEMENTS OF CASH FLOWS
                                                                                                            Cumulative
                                                                                                          For the period
                                                                For the nine          For the nine         May 12, 1998
                                                                months ended          months ended      (Date of Inception)
                                                              December 31, 2000    December 31, 1999    to December 31, 2000
                                                                 Unaudited             Unaudited             Unaudited
                                                               -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $   (960,339)         $ (1,770,782)         $ (5,620,960)
Adjustments:
     Depreciation                                                    11,306                 4,910                26,549
     Amortization of discount on notes payable and
       deferred financing cost                                       25,068              (154,375)               58,756
     Loss on abandonment of computer software                             -                     -                 6,778
     Issuance of stock for services                                  98,692             1,278,383             2,056,127
     Issuance of stock for conversion of debt to capital                  -                     -               614,327
     Fair value of options and warrants                             362,676                     -               780,571
     Gain on conversion of debt to stock                           (280,000)                    -              (280,000)
     Change in operating assets and liabilities:                          -                     -                     -
       Advances to employees                                           (780)               12,075                  (780)
       Accounts receivable                                         (547,479)                3,761              (556,179)
       Notes receivable-officers                                          -                54,673                     -
       Inventory                                                    (46,586)                    -               (71,664)
       Other prepaid expenses                                         6,955                     -                (6,775)
       Accounts payable                                              51,436                79,290               165,225
       Accrued expenses                                              77,781                35,079               223,373
       Unearned income                                              900,000                     -               900,000
                                                               -------------         -------------         -------------
          Net Cash Flows Used in Operating Activities              (301,270)             (456,986)           (1,704,652)
                                                               -------------         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (28,213)               (4,467)              (99,171)
     Deposits                                                             -                     -                (3,679)
     Intangibles                                                    (58,676)                    -               (88,681)
                                                                -------------         -------------         -------------
          Net Cash Flows Used in Investing Activities               (86,889)               (4,467)             (191,531)
                                                               -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                               7,500                60,100             1,048,101
     Proceeds from issuance of notes                                375,000               385,000               875,000
     Proceeds from shareholder loan, net                              7,010                20,000                86,377
     Debt issuance costs                                                  -                     -               (84,999)
                                                               -------------         -------------         -------------
          Net Cash Flows Provided by Financing Activities           389,510               465,100             1,924,479
                                                               -------------         -------------         -------------
Net increase (decrease) in cash                                       1,351                 3,647                28,296
Cash at beginning of period                                          26,945               125,421                     -
                                                               -------------         -------------         -------------
Cash at end of period                                          $     28,296          $    129,068          $     28,296
                                                               =============         =============         =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
     FINANCING ACTIVITIES
     Issuance common stock for services                        $     98,692                                $  2,056,127
     Issuance of common stock for conversion of
       debt to equity                                               132,500                                     746,827

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


NOTE 2: GOING CONCERN

The Company has accumulated net losses of $5,620,960 and a stockholders' deficit of $989,334 as of December 31, 2000. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE: Basic Earnings per Share ("EPS") is calculated by dividing income available to common stockholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS. As the Company has had losses since its inception, potential common shares have been ignored as their effect would be antidilutive.

OTHER ASSETS: Other assets consist of deposits, intangibles, and deferred financing costs on notes payable (See Note 6). Intangibles include patent application and associated legal costs. Upon commencement of operations, all costs associated with obtaining patents will be amortized on a straight-line basis over the remaining patent lives once the patent is obtained. The Company will evaluate the recoverability of intangibles on an annual basis by comparing the estimated net realizable value of the intangibles to their carrying value.

FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's share of the foreign company (see Note 11) have been translated to US dollars at current exchange rates. Gains or losses from foreign currency transactions denominated in a currency other than the Company's are included in the results of operations.


NOTE 4: INVENTORIES

Inventories consisted of the following at December 31, 2000:

               Raw material                                  $      50,605
               Finished goods                                       21,059
                                                             --------------
                                                             $      71,664
                                                             ==============

NOTE 5: LOAN FROM SHAREHOLDER

Loan from officer at December 31, 2000 consisted of short-term cash advance from Dr. Adrian Joseph, the Chief Scientific Advisor, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the three months ended December 31, 2000 was $2,468 and for the nine months ended December 31, 2000 was $7,642.


NOTE 6: CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value $385,000 and bearing interest at 8% per annum ("December note" and "February note"). Interest for the December and February notes are due quarterly beginning March 31, 2000 and June 30, 2000, respectively. For both notes, the Company recorded an original issue discount of $270,000, legal fees in the amount of $28,500, and finders' fee in the amount of $50,000. Additionally, a refundable prepaid fee of $25,000 was withheld by Triton to reserve an equity credit line, which the Company has decided not to pursue. As of December 31, 2000, Triton still held the $25,000.

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

The discount and other expenses related to the issuance of convertible promissory notes are being amortized over the two-year life of the December note and over the 22-month life of the February note. The unamortized debt discount at December 31, 2000 was $286,183.

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


NOTE 7: NOTES PAYABLE

The Company has entered into an agreement with a major shareholder to obtain $412,500 in 2 year notes, interest payable semi-annually, with a 10% front-end discount. As of June 30, 2000, the Company has received a total of $375,000, net of the $37,500 debt discount, which will be amortized over the two-year life of the notes beginning in July, 2000. These notes were converted into 250,000 shares of the Company's Common stock on August 3, 2000 and the debt discount of $37,500 was fully amortized in the quarter ending September 30, 2000.


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

Should the average bid price of the Common stock 5 days prior to the execution date be above $5 per share, said options shall be executed at a price of $3.00. Should the average bid price of the Common stock 5 days prior to the execution date be above $7 per share, said options shall be executed at a price of $4. The Company has agreed to allow International Media Solutions, Inc. to forward the funds for the purchase of Common stock as the shares cross into the market. The related receivable is reflected as an offset to shareholders' deficiency until the cash is collected. During the three months ended June 30, 2000, the Company recorded $181,000 of public relations expense relating to exercisable stock options granted. No Common stock was issued and no expense was recorded for the three months ended September 30, 2000 or the three months ended December 31, 2000.

During the three months ended June 30, 2000, the Company granted Robert Shaw, an employee of the Company, options to purchase 45,000 shares of the Company's common stock at $1.00 per share in exchange for services rendered to the Company. In accordance with APB 25, no expense was recorded on the books for these services. Robert Shaw resigned June 10, 2000 and no options were issued for the three months ended September 30, 2000 or the three months ended December 31, 2000

Options and warrants to purchase 1,137,500 and 1,230,000 shares of the Company's Common stock were outstanding at December 31, 2000 and December 31, 1999, respectively.


NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received an unsecured loan of $86,377 from one of its shareholders (See Note 5).

The Company has also entered into consulting contracts with certain directors as a means of inducing the directors to devote additional time and effort to the Company over and above the time normally expected of a director. These contracts provide for payments of $2,000 per month to each director under contract, have no stated termination date but are cancelable by either party on 30 days written notice. No amounts were paid by the Company under these contracts during the three months ended December 31, 2000. Amounts accrued to these directors for their services for the three months and nine months ended December 31, 2000 are $12,000. and $ 28,000 respectively.


NOTE 10: LEGAL PROCEEDINGS

Biltmore Advisors, LLC v Nurescell Inc. The suit claims breach of an oral contract and seeks specific performance or damages estimated to be approximately $600,000. The Company has decided to vigorously defend this matter. Although the case is at the beginning of the discovery process, there has been an inquiry by counsel for the plaintiff to enter into settlement negotiations for purposes of resolving the issue. As a result, 0n February 7, 2001 the management of the Company has agreed to issue 50,000 of the Company's restricted common stock to settle the matter, valued at $28,125.

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


NOTE 11: Nurescell AG

On August 17, 2000, the Company entered into an agreement to form Nurescell AG,
(AG) an entity formed under the laws of the Federal Republic of Germany, with an unrelated third party, Advance Technology Industries Inc.(ATI). The Company has a 51% interest in AG. AG has concurrently entered into an exclusive Licensing Agreement for technology developed by Nurescell Inc. (Technology) for the purpose of commercialization and marketing of said Technology in Europe, the British Isles and countries of the former Soviet Union. As additional consideration for entering into the License Agreement, AG, with the assistance of ATI shall exercise its best efforts in good faith to raise as investment capital the sum of Twenty Million Deutsche Marks (DM20,000,000), equivalent to $9,375,000 US Dollars on the date of the agreement. The Company has recorded its share of the expense incurred by AG of approximately $25,500 in these financial statements. As the Company does not exercise operational or financial control over AG, it has recorded its interest in AG under the equity method of accounting.

The Company has licensed its shielding formula to AG for a $1,000,000 fee payable in quarterly installments of $250,000. This fee is being amortized over a five-year period, the anticipated life expectancy of the shielding formula. The Company has recorded the licensing fee as a debit to accounts receivable of $1,000,000 and a credit to unearned income of $1,000,000. Licensing fee income has been recognized in the amount of $50,000 in the quarter ended September 30, 2000 and $50,000 in the quarter ended December 31, 2000, leaving a balance of $900,000 in the unearned income account. As of December 31, 2000 the Company has received payments of $454,870, with a balance due from Nurescell AG of $545,130.

PLAN OF OPERATION

GENERAL. Nurescell Inc. (the "Company" or "Registrant") is a development stage company with operations to date principally consisting of research, development and testing for its proprietary radiation shielding technology (the "Nurescell Technology"). The Company is presently focused on independent third party validation for the performance of its product, the obtaining of patents for its technology, the establishment of manufacturing procedures and processes, and the introduction of its product to the nuclear industry. From inception to September 30, 2000, the Company has obtained approximately $1,489,127 through the issuance of notes.

Through December 31, 2000, the Company has utilized all of the proceeds of the Financings to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, and begin initial formal testing of the Nurescell Technology, (iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $248,600 for the three months ended December 31, 2000. From May 12, 1998 (inception) through December 31, 2000 the Company has had a cumulative loss of $5,620,960. The Company has commenced manufacturing and has received orders for its product. The Company is currently negotiating for the distribution of its product in Europe, Russia, and the United Kingdom.

This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999: Net sales of $57,265 for the three-month period ended December 31, 2000 were an increase over the net sales of $ 0 for the three-month period ended December 31, 1999, due to amortization of the Licensing Fee and the sale of test kits.

Operating expenses of $252,714 for the three-month period ended December 31, 2000 were 82% lower than the operating expenses of $1,359,964 for the three-month period ended December 31, 1999. The decrease is primarily attributed to a significant decrease in a non-cash stock based compensation expense and other measures taken to reduce general and administrative expense.

Interest expense of $53,151 for the three-month period ended December 31, 2000 was $53,151 higher than the interest expense of $ 0 for the three-month period ended December 31, 1999. The increase is primarily attributed to non-cash interest charges incurred in connection with the amortization of the discounts on notes payable of $35,284 incurred during the three-month period ended December 31, 2000 and the non-cash amortization of deferred financing costs of $12,480 during the three-month period ended December 31, 2000.

As a result of the above factors, the net loss for the three-month period ended December 31, 2000 was $248,600, or $0.02 per share, as compared to a net loss of $1,359,964 or $0.10 per share for the three-month period ended December 31, 1999.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999: Net sales of $107,265 for the nine-month period ended December 31, 2000 were an increase over the net sales of $ 0 for the nine-month period ended December 31, 1999, due to the amortization of the Licensing Fee and the sale of test kits.

Operating expenses of $1,114,967 for the nine-month period ended December 31, 2000 were 37% lower than the operating expenses of $1,774,200 for the nine-month period ended December 31, 1999. The decrease is primarily attributed to a significant decrease in a non-cash stock based compensation expense and other measures taken to reduce general and administrative expense.

Interest expense of $232,637 for the nine-month period ended December 31, 2000 was $232,637 higher than the interest expense of $ 0 for the nine-month period ended December 31, 1999. The increase is primarily attributed to non-cash interest charges incurred in connection with the amortization of the discounts on notes payable of $143,352 incurred during the nine-month period ended December 31, 2000, the non-cash amortization of prepaid financing costs of $37,440 during the nine-month period ended December 31, 2000, and the interest on notes payable of $51,845.

As a result of the above factor, the net loss for the nine-month period ended December 31, 2000 was $960,339, or $0.06 per share, as compared to a net loss of $1,770,791 or $0.13 per share for the nine-month period ended December 31, 1999.

FINANCIAL POSITION. Total assets increased from $242,075 at March 31, 2000 to $869,456 at December 31, 2000. The increase is primarily attributed to an increase in fixed assets of $28,214, an increase in inventory of $46,586, and an increase in accounts receivable of $548,259 as a result of the License agreement (see below).

Total liabilities increased from $872,438 at March 31, 2000 to $1,858,792 at December 31, 2000. The increase is primarily attributed to amortization of a note discount of $35,284, a decrease in due to officer of $7,010 and an increase in accrued liabilities of $77,781, and the recording of the unearned portion of the Licensing Fee of $900,000.

Shareholders' deficit increased from $(630,363) at March 31, 2000 to $(989,334) at December 31, 2000. The increase is primarily attributed to the net loss for the nine months ended December 31, 2000 offset by the value of issuance of warrants and options to investors, employees and consultants and the conversion of debt to equity.

LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations and to engage in continued marketing and sales activity. The amount of expenditures required to maintain operations far exceeds existing cash, which was $28,296 at December 31, 2000.

From March 31, 2000 to December 31, 2000, the Company's cash and cash equivalents increased $1,351. In addition, total liabilities of the Company were $1,858,792 at December 31, 2000. As of January 1, 2001, cash is being depleted at the rate of approximately $35,000 per month. The Company has negotiated a $1,000,000 licensing fee (the "License Fee") from a European company (Nurescell
AG) owned 51% by the Company, such amount to be disbursed in quarterly payments of $250,000 (less certain credits). The first payment of $250,000 was received on August 17, 2000, $150,000 of the second payment was received on November 27, 2000 and $54,870 was received on December 22, 2000. This fee is being amortized over a five-year period, the anticipated life expectancy of the shielding formula.

The Company's cash flow used in operating activities decreased from $(456,986) for the three-month period ended December 31, 1999 to $(301,270) for the three month period ended December 31, 2000. This decrease is primarily due to the Company's decrease in net loss, the License Fee, offset by an increase in non-cash charges.

During the nine-month period ended December 31, 2000, the Company has obtained liquidity primarily from the License Fee of $100,000, an advance payment on the License Fee of $354,870, and borrowing $375,000 from a shareholder.

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

The Company's financial statements for the quarter ended December 31, 2000 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2000, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern; as a result the Company's certified public accountant issued an opinion with a going concern modification. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $3 million in additional funding over the next two years in order to complete the marketing of its Nurescell Technology. The Company is currently seeking financing of up to $10,000,000 through a private offering of equity securities. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Other than pending legal proceedings which have been previously reported in the Company's reports on Form 10-QSB, to the knowledge of management, there is no pending litigation by or against the Company.

ITEM 5.  OTHER INFORMATION

On December 4, 2000, Doctor Adrian A. Joseph, Ph.D. resigned as the Company's Chief Executive Officer and assumed the position of Chief Scientific Advisor. On that same date, Sharon Nitka resigned as the Company's Chief Financial Officer, John R. Longenecker became Chief Executive Officer and President of the Company, and James Samuelson resigned as President and assumed the positions of Vice-President and Chief Financial Officer.

January 4, 2001, Sharon Nitka resigned as Treasurer and a member of the Board of Directors of the Company. On that same date, Edward Weidenfeld became a member of the Board of Directors.

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

         6.21 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (6)

         6.22             Consulting Agreement between the Company and Shelby T.
                          Brewer dated December 1, 1999 (6)

         6.23 Employment Agreement between the Company and William Wilson dated March 1, 2000 (6)

         6.24 Consulting Agreement between the Company and Robert Merriman, dated as of June 9, 2000 (6)

         6.25 Investment Agreement between the Company and Nurescell AG dated August 17, 2000 (7)

         6.26 License Agreement between the Company and Nurescell AG dated August 15, 2000 (7)

         6.27 Registration Rights Agreement between the Company and Nurescell AG dated August 15, 2000 (7)

-------------------------------------

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

         (4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 1999
                        (File No. 0-25377).

         (5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 1999 (File No. 0-25377).

         (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0- 25377). 25377)

         (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377).


         (b) One report on Form 8-K was filed during the Company's fiscal quarter ended December 31, 2000. Such report is dated October 17, 2000 and provided disclosure under Item 5 regarding a pending re-audit of the Company's financial statements for the fiscal year ended March 31, 2000. No financial statements were required to be filed with such report.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2001                 NURESCELL INC.

                                       By: /s/ JOHN R. LONGENECKER
                                          ----------------------------
                                          John R. Longenecker, President


                                       By: /s/ JAMES SAMUELSON
                                          ----------------------------
                                          James Samuelson,
                                          Chief Financial Officer