Form 10KSB
period 2001-03-31
NURESCELL INC
filed 2001-07-16
CIK 1069249

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(MARK ONE)
/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the fiscal year ended        March 31, 2001

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------    -----------

                         Commission file number: 0-25377

                                 NURESCELL INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                      NEVADA                                    33-0805583
         (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      19762 MACARTHUR, SUITE 332,
           IRVINE, CALIFORNIA                                      92612
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

        ISSUER'S TELEPHONE NUMBER:                             (949) 752-0071

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Issuer's net loss for its most recent fiscal year (ended March 31, 2001) was $(1,037,792).

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the issuer, based upon the average bid and asked price of such common equity on May 31, 2001, as reported by the OTC Bulletin Board, was approximately $666,562. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the issuer's Common Stock on June 30, 2001 was 16,070,238.

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

     GENERAL. Nurescell Inc. (the "Company" or "Registrant") was formed in Nevada on May 12, 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology material, which is comprised of a unique composite of materials, is designed for incorporation into the structural components of new and existing nuclear reactors and other facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing facilities. It is also designed as a containment material which will provide an attractive alternative to the conventional technologies currently used to transport and store ever-increasing amounts of spent nuclear fuel and other radioactive waste. In addition, it is expected to provide an innovative shielding material for various other purposes, including nuclear accelerator and defense research applications. The Nurescell Technology is based upon a proprietary formulation which was acquired from Adrian A. Joseph, in June 1998. See "Item 11. Interest of Management and Others in Certain Transactions." The intended market for the Company's products includes nuclear power plants, healthcare facilities, accelerators and waste transport and storage facilities worldwide. Based on the potential applications for the Nurescell Technology, as well as the potential markets, the Company believes that there is an opportunity to develop a profitable business over the next two years. However, because the Company is in its pre-production and testing stage, it currently has only limited sales, and is not extensively marketing the Nurescell Technology. As a result, there can be no assurance that the Company or the Nurescell Technology will be successful or that the Company can or will achieve any substantial sales or profitability.

     THE PRODUCTS. Since inception, the Company has spent approximately $68,427 on research and development activities with respect to the Nurescell Technology. Upon completion of testing, the Nurescell Technology is expected to be superior to existing and competing technology. It is believed that products based on the Nurescell Technology will possess characteristics which include:

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

     THE MARKET. The Company considers every nuclear power plant in the world to be a potential customer for the Nurescell Technology which, because of its mechanical properties can be used in materials for construction of new nuclear facilities or in the retrofitting of existing facilities. At this time, there are approximately 100 nuclear power plants in the United States, of which approximately 40 are not currently in operation. There are also currently approximately 430 nuclear power plants in the world which are not located in the United States or Russia. Because accidents do occur at nuclear power plants for a variety of reasons, management of the Company believes that a cost-effective safety shield system for new and existing facilities is in great demand.

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

     GOVERNMENTAL REGULATION. In the United States, the nuclear power industry is highly regulated under the jurisdiction of the Department of Energy and the Nuclear Regulatory Commission ("NRC"), with the NRC having primary responsibility for enacting and enforcing regulations designed to ensure the safety of nuclear power plants. That regulatory authority extends from construction to all phases of operations. In particular, the NRC has the authority to require nuclear power plants to utilize specific measures to ensure and enhance their safety.

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

     The Company expects to obtain orders from domestic facilities within the next six months. In addition, if the Company is able to move ahead as planned, it expects to begin involvement in a variety of additional nuclear markets by the end of 2001.

     INTELLECTUAL PROPERTY RIGHTS. At this time, a United States patent has been applied for with respect to certain elements of the Nurescell Technology. To date, no patents have been issued pending the results of further legal work. It is anticipated that the ingredients of the Nurescell Technology will also be manufactured under secrecy agreements. In addition, the Company has applied for certain foreign patents and other U.S. and foreign protection of its intellectual property to the extent appropriate under the circumstances. The Company has received a notice from the United States Patent Office that a patent will be granted. There can be no assurance that the Company will be able to obtain patent protection within foreign countries.

     PERSONNEL. The Company currently has two employees (all of whom are full-time). It is anticipated that additional employees will be hired as the need arises. It is also anticipated that the Company will utilize third party contractors to handle various projects as they arise. There can be no assurance that the Company will be able to obtain qualified employees, and if hired, that the Company will be able to retain such employees.

patent protection within foreign countries.

     PLAN OF OPERATION. The Company is a development stage company, with its operations to date principally consisting of research, development and testing of the Nurescell Technology. The Company is presently focused on independent third party validation for the performance of its product, the obtaining of patents for its technology, the establishment of manufacturing procedures and processes, and the introduction of its product to the nuclear industry. From inception to March 31, 2001, the Company has obtained approximately $915,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $102,500 through the exercise of stock options, and another $785,000 through the issuance of convertible promissory notes (the "Notes"). Through March 31, 2001, the Company utilized all of the proceeds of the Offerings and option exercises and all of the net proceeds of the Notes to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company. The Company has previously received working capital through loans from an ex-officer and another shareholder totaling $434,000 as of March 31 2001.

     The Company is a development-stage enterprise, as defined by accounting principles generally accepted in the United States of America. The Company was incorporated on May 12, 1998, and has generated nominal revenues. The primary activity to date has been capital formation, research and development of its Nurescell technology, and marketing. The Company's success is dependent upon the successful development and marketing of its Nurescell technology, as to which there is no assurance. Unanticipated problems, expenses, and frequent delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, lack of consumer acceptance, regulatory approval, competition, product development, and inadequate sales and marketing. The failure of the Company to meet any of these conditions would have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can or will ever operate profitability.

     The Company is currently conducting discussions with multiple U.S. companies regarding potential joint ventures or marketing arrangements for the Nurescell material. The Company believes that should these discussion result in a formal agreement, capital expenditures for equipment and material inventories maybe reduced. There can be no assurance that any discussions will be successful or if successful, will result in significant revenues to the Company.

     The Company's independent certified public accountants have stated in their reports included in the Form 10-KSB, that the Company's financial statements for the period ended March 31, 2001 have been prepared assuming that the Company will continue as a going-concern. As noted in those financial statements, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the Company's ability to obtain additional capital, raise substantial doubts as to its ability to continue as a going-concern. In addition, the Company's financial statements previously reported for the year ended March 31, 2001 have been restated. See "Part F/S - Index to Financial Statements." The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. Without such funding, the Company anticipates that its cash reserves, together with projected cash flow from operations and loans, will be sufficient to fund its operations for no more than the next four months. If sufficient funds are not available when needed, the Company may be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7. DESCRIPTION OF PROPERTY.

     The Company's executive office is located in rented premises of approximately 300 square feet. The lease commenced on March 1, 2001 and continues on a month to month basis. The Company expects that this space will be sufficient for its executive offices for the foreseeable future.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     Set forth below is information regarding the directors and executive officers of the Company. The Company has no significant employees other than those described below and there are currently no other persons under consideration to become directors or executive officers of the Company.

     NAME                    AGE      POSITION
     ----                    ---      --------

     John R. Longenecker     50       President and Chief Executive Officer,
                                        Director
     Shelby T. Brewer        62       Director
     James Samuelson         31       Chief Financial Officer, Vice President,
                                        Director

     JOHN R. LONGENECKER has been a director and Vice-President of the Company since its inception and currently is the President and Chief Executive Officer. Mr. Longenecker is also the President of Longenecker & Associates, a management consulting firm with the high technology and energy related businesses. Prior to the formation of Longenecker & Associates in 1989, Mr. Longenecker was Chairman of General Atomics International Services Corporation, a company which operates and maintains nuclear power stations. From 1983 to 1987, Mr. Longenecker served in the Reagan administration as the chief executive officer of the U.S. uranium enrichment business in the DOE, and prior thereto worked in the United States' nuclear reactor development program as the Director of Breeder Demonstration Projects for the DOE. Mr. Longenecker received both his Bachelor of Science and Master of Science degrees from Pennsylvania State University and has served as a member of that institution's Industrial Professional Advisory Council.

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

     James Samuelson serves as our Chief Financial Officer, Vice President, Secretary and Director. He previously served as our President from August 2000 to December 2000. Mr. Samuelson also serves as Vice President and
Chief Financial Officer of Advanced Technology Industries, Inc. since February 2000. From February 1998 to January 2000, Mr. Samuelson served as a Vice President of Corporate Finance for Eastbrokers AG/WMP Bank AG in Vienna, Austria, where he was responsible for all aspects of the firm's Investment Banking activities. In 1997, Mr. Samuelson was employed as a Vice President from Grammont, Ltd., a boutique investment banking firm in Paris, France, where he was responsible for the firm's private placement and road show activities. Prior to 1997, Mr. Samuelson was engaged in graduate studies. Mr. Samuelson received a Master of Business Administration Degree in 1996, and a Bachelor of Science in Business Administration degree in 1992, both from Creighton University.

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

     Section 16(g) of the United States Securities and Exchange Act of 1934 requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding shares of the Company to file reports of security ownership and changes in such ownership with the SEC. Based solely upon a review of copies of reports filed, the Company believes that during the year ended March 31, 2001, the filing requirements were complied with by its officers and directors.

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.

     COMPENSATION. The following table sets out the compensation paid on a cash basis during the fiscal year ended March 31, 2001 to (i) each of the Company's three highest paid officers or directors and (ii) the Company's officers and directors as a group:

NAME OR IDENTITY OF GROUP                            TITLE                                     COMPENSATION(1)
-------------------------                            -----                                     ---------------
Adrian A. Joseph                                     Chief Executive Officer                   $ 100,000(1)(3)
John Longenecker                                     President and Chief Executive Officer     $  56,250(1)
William A. Wilson                                    President and Director                    $ 107,788(2)
All officers and directors as a group (6 persons)                                              $ 312,666(3)(4)

-----------------

(1) Does not include group life, health, hospitalization or other benefit plans which do not discriminate in scope, terms or operation in favor of officers or directors and which are available generally to all salaried employees.
(2) On August 28, 2000, Mr. Wilson was issued 100,000 shares of Common Stock as a bonus award under Rule 16b-3(d) of the Securities Exchange Act of 1934.
(3) Includes compensation to an officer who resigned on December 4, 2000 and a director who resigned on June 11, 2000.
(4)  Include options exercised at a fair market value of $62,500

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

     As of March 31, 2001, 360,000 options have been issued under the Option Plan. The aggregate number of shares of Common Stock to be delivered upon the exercise of all options granted under the Option Plan cannot exceed 360,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's Common Stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

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

     The Board of Directors of the Company may amend, suspend or terminate the Option Plan at any time. Unless terminated sooner, the Option Plan will terminate on June 15, 2008 and no options may be granted thereafter. No amendment, suspension or termination of the Option Plan will, without the consent of the option holder, be made which would alter or impair any rights or obligations under any option then outstanding. Upon the dissolution or liquidation of the Company, the Option Plan will terminate, and any option previously granted there under and not yet exercisable in full will also terminate. In the event, however, that the Company is succeeded by another corporation, the Option Plan and any remaining options granted there under will be assumed by such successor corporation, subject to such adjustments as may be necessary due to the capital structure of the successor corporation.

     COMPENSATION ARRANGEMENTS. On May 15, 1998, the Company entered into a three-year employment agreement with Adrian A. Joseph. The employment agreement automatically renews for succeeding terms of one year, subject to the prior notification of termination by either the Company or Mr. Joseph. Annual compensation pursuant to the employment agreement was $180,000 per year, payable monthly, subject to annual increases at the discretion of the Company's Board of Directors. Mr. Joseph was also to receive an annual bonus equal to 10% of the amount of annual Company profits which exceeds $300,000 over the Company's prior year's profits. Although the employment agreement includes non-disclosure covenants as to the Company's trade secrets, Mr. Joseph was permitted to pursue other opportunities while serving as Chief Executive Officer of the Company, but only with the consent of the Board of Directors. Mr. Joseph resigned as Chief Executive Officer on December 4, 2000 and served as Chief Scientific Officer until April 6, 2001. He resigned as Chief Scientific Officer.

     On March 1, 2000, the Company entered into an employment agreement with William A. Wilson, a Company director, by which he agreed to act as the Company's President. Subject to earlier termination under certain circumstances, the agreement terminated on August 31, 2001. The agreement provided for a $144,000 per year base salary. In addition, Mr. Wilson is to be issued 100,000 shares of Common Stock at the end of each six month period of employment, and has been granted an option to purchase up to 250,000 shares of Common Stock at $0.75 per share during a specified period. Mr. Wilson resigned as President and as a director effective May 15, 2001 effective August 23, 2000 and this option expired.

     The Company has entered into agreements with John R. Longenecker and Shelby
T. Brewer, each of whom is an officer and/or director of the Company. Pursuant to those agreements (each of which is terminable by either party on 30-days notice), the Company pays fees of $2,000 per month to each of them for consulting services, plus reimbursement of Company approved expenses (although Mr. Longenecker receives no fees under his agreement while serving as President and Chief Executive Officer).

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

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS.

     The following table sets forth the record ownership of the Company's Common Stock (the Company's only class of voting stock) as of May 31, 2001 as to (i) each person or entity who owns more than 10% of any class of the Company's securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:

NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED(1)    PERCENT OF CLASS (2)
-------------------------                   -------------------------    --------------------
Advanced Technology Industries Inc.                  3,500,000                  21.8%
Taubenstrasse 20
Berlin, Germany D-10117

CEDE & Co.                                           6,254,988                  38.9%
Box 20
Bowling Green Station
New York, New York 10274

Adrian A. and Dianna Joseph                            424,000(3)                2.6%
1400 Bristol Street N., Suite 240
Newport Beach, California 92660

John Longenecker                                       505,900(3)                3.1%
13380 Pantera Rd.
San Diego, California 92130

William A. Wilson                                      821,500(3)                5.1%
10101 Wilshire Boulevard
Los Angeles, California 90024

All officers and directors                           8,775,110(3)               11.9%
as a group (4 persons)

----------------------
(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable.
(2) Based on 16,078,238 shares of Common Stock outstanding, without taking into account any shares issuable upon the exercise of outstanding options or warrants.
(3) Does not include shares which can be obtained pursuant to the exercise of options or other stock acquisition rights described in the table below.

     Other than the Class "A" Common Stock Purchase Warrants, the Company has no class of non-voting securities presently outstanding.

     The following table sets forth the options, warrants and other rights to acquire securities of the Company which were held as of May 31, 2001 by (i) each person or entity who owns more than 10% of any class of the Company's securities, (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:

                                      TITLE AND AMOUNT
                                      OF SECURITIES CALLED
                                      FOR BY
                                      OPTIONS,
                                                                            EXPIRATION
NAME OF HOLDER                  WARRANTS OR RIGHTS(1)      EXERCISE PRICE     DATE
--------------                  --------------------       --------------     ----

All officers and directors      250,000 shares             $0.50 to $2.00     Varies(1)(2)
   as a group (4 persons)         of Common Stock                              per share

-------------

(1)  All options in this table are fully vested.
(2) Options are exercisable until July 31, 2008 as to the optionees, subject in each case to earlier termination in the event of death, disability and certain other events.

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

     On June 12, 1998, the Company issued to Adrian A. Joseph (the Company's Chief Executive Officer and majority shareholder) 10,000,000 shares of Common Stock in return for his assignment of the Nurescell Technology which he developed. At that time, the Company also paid Adrian A. Joseph approximately $34,000 for certain materials and supplies owned by him in connection with the development of that technology.

     The Company has also entered into employment agreements with Joseph, William A. Wilson (the Company's former President) and Sharon Nitka (the Company's former Chief Financial Officer and Secretary and a director), as described above in "Item 9. Remuneration of Directors and Officers," and has granted stock options to Mr. Joseph and Ms. Nitka, and stock options and periodic stock acquisition rights to Mr. Wilson, as described in "Item 10. Security Ownership of Management and Securityholders." With the resignation of Adrian Joseph, Sharon Nitka, and William Wilson, these options have expired.

     The Company has entered into agreements with John R. Longenecker and Shelby
T. Brewer (each of whom is an officer and/or director), as described above in "Item 9. Remuneration of Directors and Officers." Until her resignation as a director on March 11, 2000, Rita Lavelle was a party to a similar agreement which provided for payments to her of $4,000 per month. Until his resignation as a director on June 11, 2001, Robert Merriman was a party to a similar agreement which provided for payments to him of $2,000 per month. Until his appointment as President on March 1, 2001, William Wilson was a party to a similar agreement which provided for payments to him of $2,000 per month.

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

     Mr. Joseph has made several unsecured loans to Nurescell totaling approximately $257,000. Of those loans, approximately $71,000 is still outstanding and is payable on demand with interest at 10% per year.

     In December 1999, the Company issued 300,000 shares of Common Stock to Shelby T. Brewer in connection with him becoming a Company director. In addition, the Company granted to Mr. Brewer options to acquire up to 200,000 shares of Common Stock at $2.00 per share until October 31, 2000.

     On January 3, 2000, the Company issued 524,266 shares of Common Stock to officers and directors for various payables and accruals. Of those shares, 400,000 were issued to Adrian Joseph, 21,760 were issued to Sharon Nitka, 12,800 were issued to William A. Wilson, 12,800 were issued to John R. Longenecker, 32,016 were issued to Rita Lavelle (a former director), 16,000 were issued to Harold Rapp (a former officer) and 6,400 were issued to Shelby T. Brewer.

     Pursuant to its consulting agreement with William Wilson, the Company issued him 100,000 shares of Common Stock on August 23, 2000.

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

     The following table sets forth the quarterly high and low bids for the Company's Common Stock as reported by the OTC Bulletin Board since the beginning of public trading:

                                                          COMMON STOCK
                                                          ------------
         FISCAL YEAR 2000                               HIGH*        LOW*

First quarter (starting June 22, 1999) ......           $5.50        $4.00
Second quarter ..............................           $5.50        $1.4531
Third quarter ...............................           $3.62        $1.25
Fourth quarter ..............................           $4.375       $0.75

         FISCAL YEAR 2001

First quarter ...............................           $3.375       $1.500
Second quarter ..............................           $0.625       $0.625
Third quarter ...............................           $0.343       $0.187
Fourth quarter ..............................           $0.312       $0.187

---------
* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in its business. As of May 31, 2001, the number of record holders of the Company's Common Stock was 288.

ITEM 2. LEGAL PROCEEDINGS.

     To the knowledge of management, there is no pending litigation by or against the Company.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     The Company discharged its previous accounting firm as outlined in An 8-K filed on August 18, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 5.  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     During the fiscal year ended March 31, 2001, there were no late filings of Form 3s or Form 4s.

ITEM 6. REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                NURESCELL INC.
                        INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors for the year ended March 31, 2001             F-1

Report of Independent Auditors for the period ended March 31, 2000           F-2

Balance Sheets as of March 31, 2001 and 2000                                 F-3

Statements of Operations for the year ended March 31, 2001, for the period May
     12, 1998 (Date of Inception) to March 31, 2000 and cumulative for the period May 12, 1998 (Date of Inception) to March 31, 2001 F-4

Statements of Shareholders' Equity (Deficiency) for the period
      May 12, 1998 (Date of Inception) to March 31, 2001                     F-5

Statements of Cash Flows for the year ended March 31, 2001, for the period May
     12, 1998 (Date of Inception) to March 31, 2000 and cumulative for the period May 12, 1998 (Date of Inception) to March 31, 2001 F-6

Notes to Financial Statements                                                F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Nurescell, Inc.

We have audited the accompanying balance sheet of Nurescell, Inc. (a development stage company) (the "Company") as of March 31, 2001 and the related statements of operations (as restated, see Note 1), shareholders' deficit (as restated, see
Note 1) and cash flows(as restated see Note 1) for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development stage company which has experienced significant losses since inception with no significant revenues. These factors and other factors discussed in Note 1 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments (including any adjustments under SFAS 121) that might result from the outcome of this uncertainty.

                                                              CORBIN & WERTZ

Irvine, California
July

                                 NURESCELL INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 MARCH 31, 2001


                                                                                  2001
                                                                               ----------
                              ASSETS
Current Assets
   Cash                                                                         $  13,858
   Accounts receivables                                                             8,700
   Related party receivables                                                      434,480
   Inventories                                                                     59,892
   Prepaid expenses                                                                10.132
                                                                                ---------
     TOTAL CURRENT ASSETS                                                         527,062
                                                                                ---------
Property and equipment net of accumulated
     depreciation and amortization of $27,941                                      63,230

Other assets
   Deposits                                                                          --
   Intangibles                                                                     80,885
                                                                                ---------
     TOTAL OTHER ASSETS                                                            80,885
                                                                                ---------
         TOTAL ASSETS                                                           $ 671,177
                                                                                =========
             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable                                                             $ 155,499
   Due to officer                                                                  70,786
   Accrued expenses                                                               388,644
   Deferred income                                                                200,000
                                                                                ---------
     TOTAL CURRENT LIABILITIES                                                    814,929

Convertible notes payable                                                         720,000

Deferred income                                                                   650,000
                                                                                ---------
         TOTAL LIABILITIES                                                      2,184,929

Shareholders' equity (deficiency)
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                                    --
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     16,070,238 shares issued and outstanding                                       1,607
   Additional paid-in capital                                                   6,668,151
   Stock subscription receivable                                                  (55,000)
   Accumulated deficit                                                         (8,128,510)
                                                                                ---------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                               (1,513,752)
                                                                               ----------
         TOTAL                                                                 $  671,177
                                                                               ==========

See independent auditors' report and accompanying notes to financial statements

                                 NURESCELL INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                                                              Year ended     For the period from
                                              Year          March 31, 2000       May 12, 1998
                                             ended        (As restated, see) (Date of Inception)
                                         March 31, 2001        Note 1)        to March 31, 2001
                                         ---------------  ------------------  ------------------
SALES                                    $        4,916     $        8,700    $       13,616

COST OF SALES                                    14,450              7,400            21,850
                                         ---------------    ---------------   ---------------
GROSS (LOSS) PROFIT                             (9,534)              1,300            (8,234)

OPERATING EXPENSES
Research and development                           --               66,427            68,427
General and administrative                    1,202,251          5,863,718         7,736,010
Depreciation                                     13,920              9,362            29,163
                                         ---------------    ---------------   ---------------
Total operating expenses                      1,216,171          5,939,507         7,833,600
                                         ---------------    ---------------   ---------------
Loss from operations                         (1,225,705)        (5,938,207)       (7,841,834)

Other income (expense)

Interest income                                                      5,042             8,440
Interest expense                               (241,287)          (475,449)         (716,738)
Loss on abandonment of computer software           --               (6,778)           (6,778)
Licensing fees                                  150,000               --             150,000
Gain on conversion of debt                      280,000               --             280,000
                                         ---------------    ---------------   ---------------
TOTAL OTHER INCOME (EXPENSE)                    188,713           (477,185)         (285,076)
                                         ---------------    ---------------   ---------------
NET LOSS BEFORE INCOME TAXES                 (1,036,992)        (6,415,392)       (8,126,910)

PROVISION FOR INCOME TAXES                          800                800             1,600
                                         ---------------    ---------------   ---------------
NET LOSS                                 $   (1,037,792)    $   (6,416,192)   $   (8,128,510)
                                         ===============    ===============   ===============
BASIC AND DILUTED LOSS PER SHARE         $        (0.07)    $        (0.42)
                                         ===============    ===============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        15,590,054         15,181,575
                                         ===============    ===============

See independent auditors' report and accompanying notes to financial statements

                                 NURESCELL INC.
                       (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
       FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED MARCH 31, 2001 AND FOR THE PERIOD MAY 12, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001


                                                          COMMON STOCK       ADDITIONAL
                                                       ------------------     PAID IN    STOCK SUB    ACCUMULATED
                                                       SHARES      AMOUNT      CAPITAL   RECEIVABLE     DEFICIT          TOTAL
                                                     ------------ --------  ------------ ----------   ------------   ------------
Issuance of common stock
  Cash - Founding Shareholders (May and June 1998
    at $.001 per share)                                2,500,000  $   250    $    2,250  $       -    $         -    $     2,500
    Purchase of Technology (June 1998 at $.0001)      10,000,000    1,000        (1,000)         -              -              -
  Cash - $1.00 per share (August 1998)                   498,000       50       497,950          -              -        498,000
  Cash - $5.00 per share, net of issuance cost
    (September 1998)                                      79,000        8       349,992          -              -        350,000
  Common stock subscriptions                               5,000        -        25,000          -              -         25,000
Fair value of options                                          -        -        30,000          -              -         30,000
Net loss, as restated for March 31, 1999                       -        -             -          -       (674,526)      (674,526)
                                                     ------------ --------  ------------ ----------   ------------   ------------
BALANCE, MARCH 31, 1999                               13,082,000    1,308       904,192                  (674,526)       230,974

Issuance of common stock
  Consulting services (May 1999 through December
     1999 at $1.12 - $3.50 per share)                    692,000       69     1,591,138          -              -      1,591,207
  Exercise of stock options (October 1999 at
     $.50 per share))                                    120,000       12        59,988          -              -         60,000
  Exercise of stock options (January 2000 at
     $1.00 per share)                                     15,000        2        14,998          -              -         15,000
  Exercise of stock options (March 2000 at
     $2.00 per share)                                     10,000        1        19,999          -              -         20,000
  Settlement of related party accruals (January 2000
     at $2.13 per share)                                 524,226       52     1,113,928          -              -      1,113,980
  Award to directors and officers (January 2000
    at $2.13 per share)                                  734,562       74     1,560,870          -              -      1,560,944
  Cash (April 1999 at $5.00)                              14,000        1        69,999    (30,000)             -         40,000
Fair value of options                                          -        -       691,756          -              -        691,756
Fair value of warrants                                         -        -       102,696          -              -        102,696
Net loss (restated-see Note 1)                                 -        -             -          -     (6,416,192)    (6,416,192)
                                                     ------------ --------  ------------ ----------   ------------   ------------
BALANCE, MARCH 31, 2000                               15,191,788  $ 1,519   $ 6,129,564  $ (30,000)   $(7,090,718)   $  (989,635)

Issuance of common stock
  Exercise of stock options (May 2000 at
     $1.00 per share)                                      7,500        1         7,499          -              -          7,500
  Exercise of stock options (June 2000 at
     $0.25 per share)                                    100,000       10        24,990    (25,000)             -              -
  Settlement of lawsuit (August 2000 at
     $1.03 per share)                                     34,000        3        35,058          -              -         35,061
  Settlement of lawsuit (February 2001 at
     $0.34 per share)                                     50,000        5        17,185          -              -         17,190
  Conversion of debt (August 2000 at $0.53 per share)    250,000       25       132,475          -              -        132,500
  Conversion of debt (January 2001 at
     $0.59 per share)                                    336,950       34       100,000          -              -        100,034
  To employee (August 2000 at $0.62 per share)           100,000       10        62,490          -              -         62,500
Fair value of options and warrants                             -        -       158,890          -              -        158,890
Net loss                                                       -        -             -          -     (1,037,792)    (1,037,792)
                                                     ------------ --------  ------------ ----------   ------------   ------------
BALANCE, MARCH 31, 2001                                16,070,23  $ 1,607   $ 6,668,151  $ (55,000)   $(8,128,510)   $(1,513,752)
                                                     ============ ========  ============ ==========   ============   ============

           See independent auditors' report and accompanying notes to financial statements


                                 NURESCELL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS


                                                                                                For the period
                                                                                  Year ended     from May 12,
                                                                                March 31, 2000       1998
                                                                                 (as restated      (Date of
                                                                  Year ended      see Note 1)    Inception) to
                                                                March 31, 2001  March 31, 2000  March 31, 2001
                                                                --------------  --------------  --------------
Cash flows from operating activities:
Net Loss                                                          $(1,037,792)   $(6,416,192)   $(8,128,510)
Adjustments:
     Depreciation                                                      13,920          9,362         29,163
     Amortization of discount on notes payable                        189,007        469,045        658,052
     Loss on abandonment of computer software                               -          6,778          6,778
     Issuance of stock for services                                    62,500      4,266,131      4,328,631
     Fair value of options and warrants                               166,390        691,756        888,146
     Changes in operating assets and liabilities
       Accounts receivable                                           (434,480)        (4,939)      (443,180)
       Inventory                                                      (34,814)       (25,078)       (59,892)
       Prepaid expenses                                                 6,379        (13,731)        (7,352)
       Advances to employees                                           (2,780)        12,075         (2,780)
       Deposit                                                          3,679           (679)             -
       Accounts payable                                               (32,609)       153,282        155,499
       Accrued salaries and payroll taxes                             288,280         90,525        388,644
       Unearned income                                                850,000              -        850,000
                                                                --------------  -------------   ------------
  Net cash flows used by operating activities                          37,680       (761,665)    (1,336,801)
                                                                --------------  -------------   ------------
Cash flows from investing activities:
     Purchases of property and equipment                              (28,213)       (21,977)       (99,171)
     Acquisition of intangibles                                       (50,880)       (21,396)       (80,885)
     Issuance of note receivable                                            -         54,673              -
                                                                --------------  -------------   ------------
  Net cash flows used by investing activities                         (79,093)        11,300       (180,056)
                                                                --------------  -------------   ------------
Cash flows from financing activities:
     Gain on conversion of debt                                      (280,000)             -       (280,000)
     Proceeds from sale of common stock                                     -        160,000      1,010,500
     Prepaid financing costs                                          (49,222)       (96,349)      (145,571)
     Proceeds from shareholder loan                                    (8,581)        79,367         70,786
     Proceeds from issuance of convertible notes                      375,000        500,000        875,000
                                                                --------------  -------------   ------------
  Net Cash Flows Provided by Financing Activities                      37,197        643,018      1,530,715
                                                                --------------  -------------   ------------
Net change in cash in cash                                             (4,216)      (107,347)        13,858
Cash at beginning of period                                            18,074        125,421              -
                                                                --------------  -------------   ------------
Cash at end of period                                           $      13,858   $     18,074    $    13,858
                                                                ==============  =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                     $       6,496   $        863    $     7,359
                                                                ==============  =============   ============
     Cash paid for taxes                                        $         800   $        800    $     1,600
                                                                ==============  =============   ============

See accompanying notes to financial statements for additional information relating to non-cash investing and financing activities during the period ended
March 31, 2001


See independent auditors' report and accompanying notes to financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization and Summary of Significant Accounting Policies
-----------------------------------------------------------

Nurescell, Inc. (the "Company") was incorporated in Nevada on May 12, 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology material, which is comprised of a unique composite of materials, is designed for incorporation into the structural components of new and existing nuclear reactors and other facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing facilities. It is also being designed as a containment material which will provide an alternative to the conventional technologies currently used to transport and store ever-increasing amounts of spent nuclear fuel and other radioactive waste. In addition, it is expected to provide shielding material for various other purposes, including nuclear accelerator and defense research applications. The Nurescell Technology is based upon a proprietary formulation which was acquired from Adrian A. Joseph, the Company's former chief executive officer and majority shareholder in June 1998.

The Company is in its pre-production and testing stage; therefore, it currently has only limited sales, and is not extensively marketing the Nurescell Technology.

Development Stage Company
-------------------------

The Company is in the development stage and has not generated significant revenues from operations and has no assurance of any future revenues. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Restatement of the 2000 Financial Statements
--------------------------------------------

Subsequent to the issuance of its financial statements, the Company determined that certain transactions were incorrectly recorded on their financial statements. As a result, the following restatements were made:

                                       As previously         Corrected
                                        reported              balance     difference
Balance Sheet as of March 31, 2000:
   Cash                               $   26,945          $    18,074   $    8,871
   Accounts payable                     (139,289)            (188,109)      48,820
   Accrued expenses                     (120,920)            (100,364)     (19,728)
   Subordinated notes payable           (448,691)            (770,000)     321,309
   Additional paid in capital         (4,028,739)          (6,129,564)   2,100,825
   Stock subscriptions receivable              -               30,000      (30,000)
   Accumulated deficit                 4,660,621            7,090,718   (2,430,097)

Statement of Operations for the
Year ended March 31, 2000:
   Cost of sales                         21,377                 7,400      13,977
   Research and Administrative           64,632                66,427      (1,795)
   General and administrative expenses3,879,937             5,863,718  (1,983,781)
   Interest expense                      17,751               475,449    (457,698)
   Income tax expenses                        -                   800        (800)

The effect of the restatements increased net loss for the year ended March 31, 2000 by $2,430,097, primarily connections to restating the valuation of non-cash shares issued to the listed market price at the date of issuance ($1,694,279) to restating the fair value of options and warrants due to correcting the computation for the listed market price at the dates of issuance ($303,861), and to amortizing all debt discounts relating to the subordinated notes payable as the notes are immediately convertible to common stock ($424,005).

Going Concern
-------------

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has a loss of $1,037,792 for the year ended March 31, 2001 and a shareholders' deficit of $1,513,752 and a working capital deficit of $287,867 as of March 31, 2001. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to complete the necessary testing required to generate commercial revenues sufficient to fund ongoing operations. However, there is no assurance the Company will be able to obtain the sufficient financing or generate sufficient revenues on terns satisfactory to the Company. The financial statements do not include any adjustments (including any impairment on long-lived assets under SFAS 121) should the Company be unable to continue as a going concern.

Risks and uncertainties
-----------------------

The Company operates in a highly competitive industry that is subject to intense competition, government regulations, and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

-------------------------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, provisions for loss on accounts receivable and valuation of determined income taxes.

Fair Value of Financial Instruments
-----------------------------------

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, accounts payable, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair market value of convertible notes payable and due to officers is not easily determined as comparable instruments are not available and the borrowings are with a related party.

Customer Concentration
----------------------

Management's intention is that the Company will not be dependent on any single customer or group of customers for a significant portion of its annual sales. Although the Company's $4,916 sales for the year ended March 31, 2001 was generated from a few customers, the Company's customer base will change on a continuous basis as new customers are added or removed.

Cash
----

Cash balance is maintained at a financial institution. Accounts at this bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.

Account Receivable
------------------

The Company assesses collectibility based on historical experience and specific Accounts. At March 31, 2001 management determined that no reserves was necessary.

Inventories
-----------

Inventories have been valued at the lower of cost (weighted average) or market. Inventories consisted of raw materials, work-in-process and finished goods as of March 31, 2001.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Useful lives are as follows:

                  Furniture and fixture                       7 years
                  Computers                                   5 years
                  Tooling and molds                           7 years
                  Equipment                                   7 years

Betterment, renewals, and extraordinary repairs that extent the lives of the assets are capitalized; other repairs and maintenance charges are expenses as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed form the accounts, and the gain or loss on disposition is recognized in current operations.

Intangibles
-----------

The costs of patents and trademarks acquired are amortized on the straight-line method over their estimated remaining lives. The identifiable costs to develop, perfect and defend the Company's patents and trademarks are capitalized and amortized on the straight-line method over their estimated remaining lives. The unidentifiable costs to develop, perfect and defend the Company's patents and trademarks are charged to expense as incurred. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the patents and/or trademarks that could prevent the Company from using such patents and/or trademarks in its business. The Company's policy is to pursue registration of its patents and trademarks, whenever possible, and to oppose vigorously any infringement of its patents and/or trademarks.

Aggregate patent and trademark costs totaled $80,885 at March 31, 2001, and are included in intangibles in the accompanying balance sheet. The Company has not yet started to amortize such costs as the Company has not received any formal patents or trademarks as of March 31, 2001.

-------------------------------------------------------------------------------

Long-Lived Assets
-----------------

The Company assesses the recoverability of long-lived assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is then measured based on fair value and is charged to operations in the period in which such impairment is determined by management. As of March 31, 2001, the Company's management has not identified any impairment of long-lived assets. There can be no assurance, however, that market conditions will not change, which could result in future long-lived asset impairment.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "ACCOUNTING FOR INCOME TAXES." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Revenue Recognition
-------------------

The Company's policy is to recognize revenue at the time goods are shipped to the customer.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred. The research and development expense for the year ended March 31, 2001 was $0.

Advertising Costs
-----------------

The Company's policy on advertising costs is to expense them as they are incurred. The advertising expense for the year ended March 31, 2001 was $0.

Net Loss Per Common Share
-------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to included the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares (primarily from options, warrants and convertible notes payable) would be anti-dilutive.

Stock-Based Compensation
------------------------

The FASB has issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

-------------------------------------------------------------------------------

-----------------------------------

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provision cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of these provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAWS 130 had no impact on the accompanying financial statements as the Company has no items of comprehensive income.

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131" "Disclosures about segments of an Enterprise and Related Information" during fiscal year 2000. SFAS establishes standards for the way public companies report information about operating segments and related disclosures. About products and services, geographic areas and major customers in annual financial statements. The Company views its business as principally one segment.


Derivative Instruments
----------------------

The Company has adopted Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption did not impact the Company's results of operations, financial position or cash flows as the Company currently does not engage in any derivative or hedging activities.

Recent Accounting Pronouncements
--------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "REVENUE RECOGNITION," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the first quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

NOTE 2 - INVENTORIES
--------------------

Inventories consisted of the following at March 31, 2001:

         Raw materials                                     $        35,444
         Work in process                                             9,550
         Finished goods                                             14,898
                                                           ----------------
                                                           $        59,892
                                                           ================

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at March 31, 2001:

         Furniture and fixture                             $        6,716
         Computers                                                 36,939
         Tooling and molds                                         26,430
         Equipment                                                 21,086
                                                           ---------------
                                                                   91,171

         Less accumulated depreciation and amortization           (27,941)
                                                           ---------------
                                                           $       63,230
                                                           ==============

The Company disposed of computer software having a net book value of $6,778 during the year ended March 31, 2000 for no proceeds. Accordingly, the Company recognized a loss on asset disposal of $6,778 in the accompanying statement of operations for the year ended March 31, 2000.

NOTE 4 - INTANGIBLES
--------------------

In June 1998, the Company entered into a Sale of Technology Agreement ("Agreement") with Mr. Adrian Joseph, former Chief Executive Officer whereby the Company acquired all rights, title and interest in a new generation of flexible containment material for radioactive material ("Technology"). The Technology is based, in part, on prior patented technology; however, the Technology itself has not yet been patented nor trademarked.

As consideration for the sale of the Technology, Mr. Joseph received 10,000,000 shares or 80% of the Company's then outstanding common stock. The Agreement stated that the Company valued the Technology at $5,000,000; however, in accordance with Staff Accounting Bulletin No. 48, which states that "transfers of nonmonetary assets to a company by its shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded as the transferor's historical cost basis determined under accounting principles", the Company has recorded the Technology at a zero basis.

NOTE 5 - DUE TO OFFICER
-----------------------

Due to officer at March 31, 2001 consisted of a short-term cash advance from Adrian Joseph, formerly the Company's Chief Executive Officer, payable on demand, and bearing interest at 10% per annum. During fiscal year 2001, the Company had principal borrowings of $55,380 and made principal repayments of $63,961 pursuant to the borrowings. Interest accrued on these borrowings as of March 31, 2001 and 2000 was $1,660 and $5,474 and is recorded under accrued Liabilities in the accompany balance sheet at March 31, 2001.

NOTE 6 - CONVERTIBLE NOTES PAYABLE
----------------------------------

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value of $385,000 and bearing interest at 8% per annum ("December Note" and "February Note"). Interest on the December and February Notes are due quarterly beginning March 31, 2000 and June 30, 2000, respectively. Total interest accrued on both Notes as of March 31, 2001 was $77,888 and is included in accrued liabilities in the accompanying balance sheet.

---------------------------------------------

The Company received proceeds of $250,000 and recorded a debt discount of $135,000 on each Note. The company amortized the discount to interest expense immediately, as the notes are immediately convertible.

The Company paid legal fees of $28,500, and finders' fees in the amount of $50,000. Additionally, a nonrefundable fee of $25,000 was withheld by Triton to reserve an equity credit line, which the Company has decided not to pursue. These costs were recorded as additional debt discount and were amortized to interest expense immediately as the notes are immediately convertible.

The December Note has a warrant feature for 25,000 shares of Company Common Stock at $2,25 per share, with a three-year expiration date. The February Note has a warrant feature for 75,000 shares of the Company Common Stock at $4.00 per share, also with a three-year expiration date. Accounting Principles Board Opinion No. 16 requires that separate amounts attributable to the debt and the purchase warrant be computed and accounting recognition be given to each component. The warrants were valued at an allocated value of $102,676 at the grant date using the Black-Scholes option-pricing model and were immediately amortized to interest expense as the notes are immediately convertible.

Interest on the notes can be paid in shares of the Company's Common Stock at the discretion of the Company, as defined in the agreements.

The holder of the notes can convert them to the Company's Common Stock at its option, any time commencing the earlier of (i) the date on which the Registration Statement is declared effective by the SEC; or (ii) the date which is one hundred twenty days after the date of the Notes. The holder is entitled to convert all or a portion of the original principal face amount of these notes into shares of common stock at a conversion price for each share of common stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's Common Stock at the date of the note or (b) the average of the three lowest bid prices of the Company's Common Stock for twenty (20) trading days prior to the conversion date, at a price per share per the following sliding formula:

                  date of note to 120 days           =        150%
                  121 days to 150 days               =        103%
                  151 days to 180 days               =        100%
                  181 days to 210 days               =         97%
                  more than 210 days                 =         95%

From May to July 2000, the Company borrowed $412,500 from a non-related party of which the Company received $375,000 in cash and recorded a debt discount of $37,500 which was amortized as interest expense in the accompanying statement of operations from a non-related party. This debt was converted to 250,000 shares of common stock on August 11, 2001 at a fair market value of $0.87 per share. The company recognized a gain on conversion of debt of $280,000.

NOTE 7 - COMMON STOCK
---------------------

In March 1999, the Company received subscriptions for 5,000 shares of the Company's Common Stock at $5 per share. Subsequently, in April 1999, the monies were received and the stocks were issued.

During the year ended March 31, 2000, the Company received $95,000 for the exercise of 145,000 stock options. In addition, the Company received commitments for $70,000 for the sale of 14,000 shares to outside investors, $40,000 of which was collected as of March 31, 2000.

From May 1999 to December 1999, the Company issued 692,000 shares to employees and outside third parties for past and services pursuant to consulting agreements and as approved by the Company's board of directors. These shares were valued at prices ranging from $1.12 to $3.51 per share based upon closing prices of the Company's common stock on the dates of the agreements.

In January 2000, the board of directors approved the issuance of 524,226 shares of common stock for the payment of past director fees, annual salaries and various unreimbursed expenses from officers and directors. In addition, the board of directors approved an award of 734,567 shares of common stock to officers and directors on that same date. These issuances were valued at $2.13 per share, based upon the closing price of the company's common stock on the date of approval.

--------------------------------

During the year ended March 31, 2001, the Company received $7,500 for the exercise of 7,500 stock options. In addition, the Company issued 100,000 shares of restricted stock at $0.25 per share and recorded a stock subscription receivable. Restriction on this stock will not be removed until the $25,000 is received.

From May to July 2000, the Company borrowed $412,500 from a non-related party. This debt was converted to 250,000 shares of common stock on August 11, 2001 at a fair market value of $0.87 per share. The company recognized a gain on conversion of debt of $280,000.

On August 17, 2000 the Company issued 34,000 shares of common stock with a fair market value of $1.03 in settlement of a lawsuit.

On September 13, 2000 the Company issued a stock bonus to William Wilson, a former President of the Company. A total of 100,000 shares with a fair market value of $0.62 per share was issued.

Triton converted a portion of its promissory notes on January 9, 2001 into 336,958 shares of common stock of the company with a fair market value of $0.30 per share.

On February 20, 2001, the Company settled a lawsuit by issuing 50,000 shares of its common stock with a fair market value of $.34 per share.

Stock Options
-------------

The Company has a Non-qualified Stock Option plan whereby the Company may grant options to any directors, officers, employees or consultants to purchase the Company's Common Stock over a ten-year period, at the fair market value at the time of grant. The aggregate number of Company's common shares, which may be granted under the plan is 360,000 shares. As of March 31, 2001, options for 360,000 shares have been granted under the plan. Due to terminations and resignations, 120,000 shares remain exercisable as of March 31, 2001.

From time to time the Company issues non-plan stock options pursuant to various agreements and other compensatory agreements to employees and third parties.

During the year ended March 31, 2000 the Company granted options to purchase 301,000 shares of common stock at exercise prices per share ranging from $0.75 to $2.20.

In connection with the granting of these options the Company recognized APB expense of $158,890 and $691,756 related to options granted to employees for the years ended March 31, 2001 and 2000 respectively.

In April 2000, the Company entered into a public relations agreement with International Media Solutions, Inc. Under that agreement, International Media Solutions, Inc. was granted options to purchase 150,000 shares of Common Stock at $.25 per share with the fair market value of $45,938 (pursuant to SFAS 123 based upon the Black-Scholes option pricing method) the options vested on the grant date and are exercisable through December 31, 2000.

Should the average bid price of the Common Stock five days prior to the exercise date be above $5 per share, said options shall be exercised at a price of $3.00 per share. Should the average bid price of the Common Stock five days prior to the exercise date be above $7 per share, said options shall be exercised at a price of $4 per share. The Company has agreed to allow International Media Solutions, Inc. to forward the funds for the Common Stock as the shares cross into the market.

--------------------------------

------------------------

The following is a summary of stock options activity during the year ended March 31, 2001:
                                            Shares       Weighted-Average Price
                                           ---------            ------
Balance at March 31, 1999                   484,000              0.63
  Granted                                   661,000              1.24
  Exercised                                (145,000)             0.66
  Expired                                         -                 -
                                          ----------            ------
Outstanding, March 31, 2000               1,000,000             $1.03
  Granted                                   150,000               .83
  Exercised                                (107,500)              .30
  Expired/Cancelled                        (585,000)                -
                                          ----------            ------
Outstanding, March 31, 2001                 457,500             $1.46
                                          ==========            ======

The following table summarizes information about stock options outstanding at March 31, 2001:

                                              Outstanding                                       Exercisable
                    ------------------------------------------------------------   -----------------------------------
                                               Weighted              Weighted                              Weighted
    Range of                                    Average              Average                                Average
 Exercise Price            Total            Remaining Life        Exercise Price         Total           Exercise Price
------------------    ----------------      ----------------      ---------------    ---------------     --------------
   $0.50 - $0.55           60,000                 7.25            $     0.50               60,000        $    0.50
   $0.75 - $1.00          157,500                 0.25                  1.00              157,500             1.00
   $2.00 - $3.00          190,000                 6.00                  2.00              190,000             2.00
                -----------------                                                     -----------
                          457,500                                                         457,500
                         ========                                                         =======

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employees stock options under the fair value method of SFAS 123. The fair value for these options was calculated at the date of grant using the Black-Scholes option pricing model with the assumptions in the following table.

The value of the fiscal year 2000 and 2001 options are estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                    2000           2001
                                                 -----------    -----------

       Expected dividend yield                       0.00%          0.00%
       Expected stock price volatility             179.12%        179.12%
       Risk free interest rate                       6.09           6.09
       Expected life of warrants                     2              2

--------------------------------

------------------------

For purposes of pro forma disclosures, the estimated fair value method of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net loss had compensation cost for the Company's stock option issuances been determined based on fair value on the date of grant consistent with the provisions of SFAS 123 is as follows:

                                                             2000             2001
                                                          ------------   ------------
   Net loss:
         As reported..................................... $(6,416,192)   $(1,037,792)
         Additional compensation under SFAS 123..........    (282,259)             -
                                                          ------------   ------------
         Pro forma net loss.............................. $(6,698,451)   $(1,037,792)
                                                          ============   ============
   Loss per share:
        As reported...................................... $     (0.42)   $     (0.07)
                                                          ============   ============
        Pro forma........................................ $     (0.44)   $     (0.07)
                                                          ============   ============

Warrants
--------

In September 1998, the Board of Directors approved an offering of units consisting of one share of Common Stock (the "Common Stock") and one Class "A" Common Stock Purchase Warrant (the "Class A Warrants") of the Company.

The Class "A" Warrants are exercisable into one share of Common Stock and one Class "B" Common Stock Purchase Warrant (the "Class "B" Warrant") commencing the day immediately after the first anniversary of the closing of the offering (the "A Exercise Date") and have an exercise price of $4.00. The Class "A" Warrants expire on the first anniversary of the "A exercise date" (the "A Expiration Date"). The Class "B" Warrants are exercisable into one share of Common Stock commencing immediately upon their issuance (the "B Exercise Date") and have an exercise price of $3.00 per share of Company Common Stock. The Class "B" Warrants expire on the first anniversary of the B Exercise Date.

Prior to permitting the exercise of either the Class "A" or Class "B" Warrants, the Company is required to either register the underlying Common Stock or seek an exemption from registration under both federal and state law. The Common Stock and the Class A warrants are immediately detachable. At March 31, 2000, the Company had granted 98,000Class "A" warrants to investors.

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock for the year ended March 31, 2001:
                                            Shares
                                           Subject to             Price
                                           Warrants               Range
                                          ----------          --------------

         Balance, April 1, 1999             98,000                $1.00
           Granted                         100,000            $2.25 - $4.00
           Exercised                             -                $1.00
                                          ---------
         Balance, March 31, 2000           198,000            $1.00 - $4.00
          Granted                                -
          Exercised                              -
          Expired                                -
                                          ---------
       Balance, March 31, 2001             198,000            $1.00 - $4.00
                                          =========

--------------------------------

-------------------

The following table summarizes information about stock warrants outstanding at March 31, 2001:

                                         Outstanding                                    Exercisable
                    ----------------------------------------------------   --------------------------------
                                           Weighted          Weighted                           Weighted
                                            Average          Average                             Average
 Exercise Price       Total Warrants    Remaining Life    Exercise Price     Total Warrants     Exercise
                                                                                                  Price
------------------    ----------------  ----------------  ---------------    ---------------  --------------
   $1.00                   98,000             1                $1.00              98,000         $1.00
   $2.25 - $4.00          100,000            10                 3.56             100,000          3.56
                      -----------

                          198,000                                                198,000
                         ========                                               ========

The value of the fiscal year 2000 and 2001 warrants are estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                    2000           2001
                                                ------------   ------------

       Expected dividend yield                           0%              na
       Expected stock price volatility            121- 229%              na
       Risk free interest rate                         6.5%              na
       Expected life of warrants                1 - 3 years              na

NOTE 8 - INCOME TAXES
---------------------

The provision for taxes represents the Company's Federal income and state franchise tax expense. During the years ended March 31, 2001 and 2000, no provision for taxes was required, except for minimum state franchise tax, since the Company has recorded valuation allowances against its large net operating loss carryforwards for tax purposes.

For Federal income tax purposes, approximately $3,000,000 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because of the uncertain realizability of these benefits. Accordingly, at March 31, 2001, the $2,720,000 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has received unsecured advances of $70,786 from one of its former officers (see Note 5).

The Company has also entered into consulting contracts with certain directors as a means of inducing the directors to devote additional time and effort to the Company over and above the time normally expected of a director. These contracts provide for payments of $2,000 per month to each director under contract, have no stated termination date but are cancelable by either party on 30 days written notice. Amounts paid by the Company under these contracts were approximately $128,000 during the year March 31, 2000. Amounts accrued to these directors for their services for the year ended March 31, 2001 are $28,000.

The Company purchased various chemicals, lab equipment, research material, and incurred start-up expenses from a related party. The purchase of chemicals, lab equipment, research materials, and start-up expenses amounted to $2,012 and $0 during the years ended March 31, 2000 and 2001, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Employment Agreements
---------------------

In May 1998, the Company entered into a three-year employment agreement with Mr. Adrian Joseph. Under the agreement, Mr. Joseph will serve as the Chief Executive Officer of the Company. The employment agreement automatically renews for succeeding terms of one year, subject to prior notification of termination by either the Company or Mr. Joseph. Annual compensation pursuant to the employment agreement is $180,000 per year, payable monthly, subject to annual increases at the discretion of the Company's Board of Directors. Mr. Joseph is also to receive an annual bonus equal to 10% of the amount of annual Company profits which exceeds $300,000 over the Company's prior year's profits. Under the agreement, Mr. Joseph was also granted an option to purchase 100,000 shares of the Company's Common Stock at $1 per share. The option can be exercised in lots of 10,000 shares or more during the term of the employment agreement until the termination of employment by the Company with cause or June 1, 2001 whichever sooner occurs. Mr. Adrian Joseph resigned in December, 2000.

In March 2000, the Company entered into an employment agreement with William Wilson. Under the agreement, Mr. Wilson will serve as the President of the Company until August 31, 2000 wherein the agreement automatically renews for succeeding terms of six months. Under the terms of the agreement, Mr. Wilson will receive an annual salary of $144,000 and stock option to purchase 250,000 shares of the Company's Common Stock at $0.75 per share. The option can be exercised on the anniversary date of each year of employment commencing the year of employment. Also under the agreement, Mr. Wilson will receive 100,000 shares of the Company's Common Stock at the end of every 6 month period of employment, with the first issuance of shares made on or before August 31, 2000 and every 6 months thereafter during the term of agreement. William Wilson resigned as President on August 23, 2000 and as a director on May 15, 2001.

Consulting Agreements
---------------------

June 1998, the Company entered into a consulting agreement with John Longenecker. Under the agreement, Mr. Longenecker will provide services to the Company as a member of the board of directors. Under the terms of the agreement, Mr. Longenecker will receive an initial retainer fee of $7,000 and $2,000 per month plus any out of pocket expenses incurred. Mr. Longenecker assumed the position of President and Chief Executive Officer in December 2000, and the monthly payment of $2,000 on this consulting agreement is suspended.

In June 1999, the Company entered into a consulting agreement with Dr. Chong Chiu. Under the agreement, Dr. Chiu will provide certain marketing, product development, specification review and other services to the Company related to nuclear power plants. The agreement provides for Dr. Chiu to receive 15% percent of net (amount received after cost of production) of all nuclear power plant revenues generated as a direct result of his services. He is also to receive 10% of the gross value of the grants he generates for the Company and 400,000 shares of the Company's Common Stock over 3 years. In December 1999, pursuant to the consulting agreement, the Company issued 134,000 shares of Company's Common Stock to Dr. Chiu. These shares were valued at $2.94 per share. This agreement was terminated subsequent to March 31, 2000 with no additional amounts owed to Dr. Chiu.

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

All other prior consulting agreements have expired or been terminated.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Indemnification Agreement
-------------------------

In September 1998, the Company entered into an agreement with the Company's directors and officers (collectively "Indemnities") to hold, at the Indemnitee's request, the Indemnitee harmless from any and all losses and expenses incurred by the Company. Furthermore, if the Company fails to defend the Indemnitee in a timely manner, the Company agrees to reimburse the Indemnitee for expenses and losses incurred by the Indemnitee.

NOTE 11 - BASIC AND DILUTED LOSS PER COMMON SHARE
-------------------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                                         2000           2001
                                                      ------------  ------------

Numerator for basic and diluted loss earnings
  per common share - net loss........................ $(6,416,192)  $(1,037,792)
                                                      ============  ============
Denominator for basic and diluted earnings per
  common stock - weighted average shares.............  15,181,575    15,590,054
                                                      ============  ============

Basic and diluted loss per common stock.............. $     (0.07)  $     (0.42)
                                                      ============  ============

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

Nurescell AG Subsidiary
-----------------------

Effective August 15, 2000 the Company entered into a licensing agreement with Advanced Technologies Industry Inc. ("ATI") whereby the Company granted to Nurescell AG the exclusive right and license to market and sell the Nurescell technology. In connection with the license agreement, ATI shall pay a total of $1,000,000 through August 20, 2001. As of March 31, 2001, the Company has accrued related party receivables of $434,480 in the accompanying balance sheet and recorded deferred revenue of $850,000 related to this agreement in the accompanying balance sheet.

On June 11, 2001 the Company entered into a modified license agreement for its European joint venture. The agreement grants to Advanced Technology Industries Inc. an exclusive, transferable, right and license to market, distribute, sublicense, sell, transfer and otherwise commercially market the technology and products in the European Union, the British Isles, Russian Federation, Uzbekistan, Krygikistan, Afghanistan, Pakistan, Kazakhstan, Iran, Turkey, Ukraine, The Baltic Republics, Georgia, Poland, Hungary, Czech Republic, Slovakia, Slovenia, Egypt, South Africa, Israel, Algeria, Libya, the UAE, Iraq, Lebanon, Saudi Arabia and Kuwait.

Advanced Technology Industries Inc. shall pay to the Company a royalty in the amount of 8% of the net sales of the technology. In the event that the technology or products are incorporated into another product, the royalty shall be computed on the entire price of the products as well as the coating or application of the product on another substance or substances. Under the terms of the agreement, the Company has agreed to relinquish all ownership in the European joint venture, formerly known as Nurescell AG as well as execute a convertible promissory note for all amounts advanced under the former licensing agreement. As part of the agreement, Advanced Technology Industries Inc. has agreed to continue to finance certain amounts of the Company's continued monthly operations.

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

          3.3 Form of $385,000 Series 1999-A Convertible Promissory Note due December 1, 2001(2)

          3.4 Form of $385,000 Series 2000-A Convertible Promissory Note due December 1, 2001

          3.5 Form of Warrant issued to Triton Private Equities Fund, L.P. on December 15, 1999 (2)

          3.6 Form of Warrant issued to Triton Private Equities Fund, L.P. on February 8, 2000

          6.1 Employment Agreement between the Company and Adrian A. Joseph, dated May 15, 1998(1)

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

          (4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-25377)

          (5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 1999 (File No. 0-25377)

          (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No.
               0-25377)

          (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2000 (File No. 0-25377)

          (8) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)

          (9) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 2000 (File No. 0-25377)

                                     III-3

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 16th day of July, 2001.

                           NURESCELL INC.

                           By: /s/ JOHN LONGENECKER
                              -------------------------------------------
             John Longenecker, President and Chief Executive Officer
                              Principal Executive Officer

                           By: /s/ JAMES SAMUELSON
                              -------------------------------------------
                              James Samuelson, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE
---------                           -----

/s/ JOHN LONGENECKER             President and Chief Executive Officer
-------------------------
* JOHN LONGENECKER

/s/ SHELBY T. BREWER             Director
-------------------------
*Shelby T. Brewer

/s/ JAMES SAMUELSON              Chief Financial Officer
-------------------------
* JAMES SAMUELSON