Form 10QSB
period 2001-06-30
NURESCELL INC
filed 2001-08-20
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  /X/    For quarterly period ended June 30, 2001

                                       OR

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


   Commission file number 0-25377



                                 NURESCELL INC.

A Nevada Corporation                            IRS Employer Identification No.:
                                                           33-0805583

                          Principal Executive Offices:
                          19762 MACARTHUR, SUITE 332,
                          IRVINE, CALIFORNIA  92612
                                (949) 752-0071
                               -------------------

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  /X/      No  / /


Number of shares of Common Stock outstanding at June 30, 2001: 16,070,238

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

PART I - FINANCIAL STATEMENTS

                                          NURESCELL INC.
                               (A Company in the Development Stage)
                                          BALANCE SHEETS

                                                                       June 30, 2001  March 31, 2001
                                                                        Unaudited        Audited
                                                                       ------------    ------------
ASSETS

Current assets
   Cash                                                                $     4,098     $    13,858
   Accounts receivable                                                       8,700           8,700
   Related party receivables                                                 2,780         434,480
   Inventory                                                                62,092          59,892
   Prepaid expenses                                                         30,911          10,132
                                                                       ------------    ------------
     TOTAL CURRENT ASSETS                                                  108,581         527,062


Property and equipment net of accumulated
     depreciation and amortization of $31,872 and $27,941                   59,299          63,230

Other assets                                                                82,885          80,885
                                                                       ------------    ------------

TOTAL ASSETS                                                           $   250,765     $   671,177
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable                                                    $   160,818     $   155,499
   Due to shareholders                                                     122,286          70,786
   Accrued expenses                                                        384,680         388,644
   Notes payable to ATI                                                  1,075,257               -
   Deferred income                                                               -         200,000
                                                                       ------------    ------------
     TOTAL CURRENT LIABILITIES                                           1,743,041         814,929

Convertible notes payable                                                  720,000         720,000

Deferred income                                                                  -         650,000
                                                                       ------------    ------------
     TOTAL LIABILITIES                                                   2,463,041       2,184,929

Shareholders' equity (deficiency)
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                               -               -
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     issued and outstanding  16,070,238 shares at June 30, 2001
     and March 31, 2001                                                      1,607           1,607
   Additional paid-in capital                                            6,668,151       6,668,151
   Stock subscription receivable                                           (55,000)        (55,000)
   Accumulated deficit                                                  (8,827,034)     (8,128,510)
                                                                       ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                           (2,212,276)     (1,513,752)
                                                                       ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                $   250,765     $   671,177
                                                                       ============    ============

                See accompanying notes to financial statements


                                 NURESCELL INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS

                                                                                  Cumulative
                                                                                 For the period
                                               For the three    For the three     May 12, 1998
                                                months ended    months ended   (Date of Inception)
                                               June 30, 2001    June 30,2000     to June 30, 2001
                                                 Unaudited        Unaudited        Unaudited
                                               -------------    -------------    -------------
SALES                                          $      4,895     $          -     $     18,511
COST OF SALES                                             -                -           21,850
                                               -------------    -------------    -------------
GROSS PROFIT (LOSS                                    4,895                -           (3,339)
OPERATING EXPENSES
   Research and development                               -                -           68,427
   General and administrative                       134,911          526,245        7,951,145
   Depreciation                                       3,931            3,762           33,094
                                               -------------    -------------    -------------
TOTAL EXPENSES                                      138,842          530,007        8,052,666
                                               -------------    -------------    -------------
LOSS FROM OPERATIONS                               (133,947)        (530,007)      (8,056,005)

OTHER INCOME (EXPENSE)
   Interest income                                        -                             8,440
   Interest expense                                 (16,056)         (20,720)        (652,570)
   Loss on abandonment of computer software               -                -           (6,778)
   Licensing fees                                  (548,524)               -         (398,524)
   Gain on conversion of debt                             -                -          280,000
                                               -------------    -------------    -------------
TOTAL OTHER INCOME (EXPENSE)                       (564,577)        (20,720)         (769,429)
                                               -------------    -------------    -------------
NET LOSS BEFORE TAXES                              (698,524)        (550,727)      (8,825,434)

PROVISION FOR INCOME TAXES                                -                -            1,600
                                               -------------    -------------    -------------
NET LOSS                                       $   (698,524)        (550,727)      (8,827,034)
                                               =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE               $      (0.04)    $      (0.04)
                                               =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                     16,070,238       15,247,901
                                               =============    =============


                 See accompanying notes to financial statements

                                 NURESCELL INC.
                       (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD MAY 12, 1998 (DATE OF INCEPTION) TO JUNE 30, 2001
                                  (UNAUDITED)


                                                          COMMON STOCK       ADDITIONAL
                                                       ------------------     PAID IN    STOCK SUB    ACCUMULATED
                                                       SHARES      AMOUNT     CAPITAL    RECEIVABLE     DEFICIT          TOTAL
                                                     ------------ --------  ------------ ----------   ------------   ------------
Issuance of common stock
  Cash - Founding Shareholders (May and June 1998
    at $.001 per share)                                2,500,000  $   250    $    2,250  $       -    $         -    $     2,500
    Purchase of Technology (June 1998 at $.0001)      10,000,000    1,000        (1,000)         -              -              -
  Cash - $1.00 per share (August 1998)                   498,000       50       497,950          -              -        498,000
  Cash - $5.00 per share, net of issuance cost
    (September 1998)                                      79,000        8       349,992          -              -        350,000
  Common stock subscriptions                               5,000        -        25,000          -              -         25,000
Fair value of options                                          -        -        30,000          -              -         30,000
Net loss, as restated for March 31, 1999                       -        -             -          -       (674,526)      (674,526)
                                                     ------------ --------  ------------ ----------   ------------   ------------
BALANCE, MARCH 31, 1999                               13,082,000    1,308       904,192                  (674,526)       230,974

Issuance of common stock
  Consulting services (May 1999 through December
     1999 at $1.12 - $3.50 per share)                    692,000       69     1,591,138          -              -      1,591,207
  Exercise of stock options (October 1999 at
     $.50 per share))                                    120,000       12        59,988          -              -         60,000
  Exercise of stock options (January 2000 at
     $1.00 per share)                                     15,000        2        14,998          -              -         15,000
  Exercise of stock options (March 2000 at
     $2.00 per share)                                     10,000        1        19,999          -              -         20,000
  Settlement of related party accruals (January 2000
     at $2.13 per share)                                 524,226       52     1,113,928          -              -      1,113,980
  Award to directors and officers (January 2000
    at $2.13 per share)                                  734,562       74     1,560,870          -              -      1,560,944
  Cash (April 1999 at $5.00)                              14,000        1        69,999    (30,000)             -         40,000
Fair value of options                                          -        -       691,756          -              -        691,756
Fair value of warrants                                         -        -       102,696          -              -        102,696
Net loss                                                       -        -             -          -     (6,416,192)    (6,416,192)
                                                     ------------ --------  ------------ ----------   ------------   ------------
BALANCE, MARCH 31, 2000                               15,191,788    1,519     6,129,564    (30,000)    (7,090,718)      (989,635)

Issuance of common stock
  Exercise of stock options (May 2000 at
     $1.00 per share)                                      7,500        1         7,499          -              -          7,500
  Exercise of stock options (June 2000 at
     $0.25 per share)                                    100,000       10        24,990    (25,000)             -              -
  Settlement of lawsuit (August 2000 at
     $1.03 per share)                                     34,000        3        35,058          -              -         35,061
  Settlement of lawsuit (February 2001 at
     $0.34 per share)                                     50,000        5        17,185          -              -         17,190
  Conversion of debt (August 2000 at $0.53 per share)    250,000       25       132,475          -              -        132,500
  Conversion of debt (January 2001 at
     $0.59 per share)                                    336,950       34       100,000          -              -        100,034
  To employee (August 2000 at $0.62 per share)           100,000       10        62,490          -              -         62,500
Fair value of options and warrants                             -        -       158,890          -              -        158,890
Net loss                                                       -        -             -          -     (1,037,792)    (1,037,792)
                                                     ------------ --------  ------------ ----------   ------------   ------------
BALANCE, MARCH 31, 2001                               16,070,238    1,607     6,668,151    (55,000)    (8,128,510)    (1,513,752)

Net loss                                                       -        -             -          -       (698,524)      (698,524)
                                                     ------------ --------  ------------ ----------   ------------   ------------
BALANCE, JUNE 30, 2001                                16,070,238  $ 1,607   $ 6,668,151  $ (55,000)   $(8,827,034)   $(2,212,276)
                                                     ============ ========  ============ ==========   ============   ============

                                       See accompanying notes to financial statements



                                                       NURESCELL INC.
                                            (A Company in the Development Stage)
                                                  STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                          For the period
                                                               For the three         For the three         May 12, 1998
                                                                months ended          months ended      (Date of Inception)
                                                               June 30, 2001         June 30, 2000        to June 30, 2001
                                                                 Unaudited             Unaudited             Unaudited
                                                               -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $   (698,524)         $   (550,727)         $ (8,827,034)
Adjustments:
     Depreciation                                                     3,931                 3,762                33,094
     Amortization of discount on notes payable and
       deferred financing cost                                            -                     -               658,052
     Amortization of license fees                                   150,000                     -                     -
     Gain on conversion of debt                                           -                     -              (280,000)
     Loss on abandonment of computer software                             -                     -                 6,778
     Issuance of stock for services                                       -                     -             4,328,631
     Fair value of options and warrants                                   -               181,000               888,146
     (Increase) decrease in:
       Related party receivable                                           -                     -                (2,780)
       Accounts receivable                                                -                     -                (8,700)
       Inventory                                                     (2,200)               (9,638)              (62,092)
       Other prepaid expenses                                       (20,779)               (1,361)              (30,911)
     Increase (decrease) in:
       Accounts payable                                               5,319                48,694               160,818
       Accrued expenses                                              (3,964)              (18,893)              384,680
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Operating Activities              (566,217)             (347,163)           (2,751,318)
                                                               -------------         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  -               (27,783)              (99,171)
     Other assets                                                    (2,000)                     -              (82,885)
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Investing Activities                (2,000)              (27,783)             (182,056)
                                                               -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                   -                 7,500             1,010,500
     Proceeds from issuance of notes                                      -               375,000               875,000
     Proceeds from shareholders loans                                51,500                36,948               122,286
     Proceed from ATI loan                                          506,957                     -             1,075,257
     Debt issuance costs                                                  -                     -              (145,571)
                                                               -------------         -------------         -------------
          Net Cash Flows Provided by Financing Activities           558,457               419,448             2,937,472
                                                               -------------         -------------         -------------
Net increase (decrease) in cash                                      (9,760)               44,502                 4,098
Cash at beginning of period                                          13,858                26,945                     -
                                                               -------------         -------------         -------------
Cash at end of period                                          $      4,098          $     71,447          $      4,098
                                                               =============         =============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                    $          -          $          -          $      7,359
                                                               =============         =============         =============
     Cash paid for taxes                                       $          -          $        800          $      1,600
                                                               =============         =============         =============


                                       See accompanying notes to financial statements

                                                             5

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: MANAGEMENT REPRESENTATION

The financial statements included herein have been prepared by Nurescell Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended March 31, 2001 included in the Company's annual report on Form 10-KSB. The interim results are not necessarily indicative of the results for the full year.


NOTE 2: GOING CONCERN

The Company has accumulated net losses of $8,827,034 and a stockholders' deficit of $2,212,276 as of June 30, 2001. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

OTHER ASSETS: Other assets consist of patent application and associated legal costs. Upon commencement of operations, all costs associated with obtaining patents will be amortized on a straight-line basis over the remaining patent lives once the patent is obtained. The Company will evaluate the recoverability of these costs on an annual basis by comparing the estimated net realizable value of the patents to their carrying value.

RESTATEMENT OF PRIOR YEAR INFORMATION: The income statement and cash flow information for the quarter ended June 30, 2000 has been restated by $80,224 for interest expense that was recognized during the fiscal year ended March 31, 2000 (see Note 6).


NOTE 4: INVENTORIES

Inventories consisted of the following at June 30, 2001:

               Raw material                                  $      37,644
               Work in process                                       9,550
               Finished goods                                       14,898
                                                             --------------
                                                             $      62,092
                                                             ==============
                              6

NOTE 5: DUE TO SHAREHOLDERS

Due to shareholders at June 30, 2001 consist of $51,500 in short term cash advances from Advanced Technology Industries, Inc. ("ATI") (a major shareholder) to whom the technology is licensed. This advance is non-interest bearing. See
Note 9. Also included in the balance is a $70,786 cash advance from Mr. Adrian Joseph, a shareholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the three months ended June 30, 2001 was $1,597.


NOTE 6: CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value $385,000 and bearing interest at 8% per annum ("December note" and "February note"). Interest for the December and February notes are due quarterly beginning March 31, 2000 and June 30, 2000, respectively. For both notes, the Company recorded an original issue discount of $270,000, legal fees in the amount of $28,500, and finders' fee in the amount of $50,000. Additionally, a refundable prepaid fee of $25,000 was withheld by Triton to reserve an equity credit line, which the Company has decided not to pursue. These costs were recorded as additional debt discount and were amortized to interest expense immediately in fiscal 2000.

The December note has a warrant feature for 25,000 shares of Company Common Stock at $2.00 per share, with a three-year expiration date. The February note has a warrant feature for 75,000 shares of the Company Common Stock at $4.00 per share, also with a three-year expiration date. Accounting Principles Board Opinion No. 14 requires that separate amounts attributable to the debt and the purchase warrant be computed and accounting recognition be given to each component. At June 30, 2000 the Company recorded an additional debt discount of $102,676 related to the value of the warrants which was amortized immediately to interest expense in fiscal 2000. The warrants were valued at fair value at the grant date using the Black-Scholes pricing model.

Interest on the notes can be paid in shares of the Company's Common Stock at the discretion of the Company, as defined in the agreement. The notes are due December 11, 2001.

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



NOTE 7: SHAREHOLDERS' EQUITY

No stock, options or warrants were issued and no corresponding expense was recorded for the three months ended June 30, 2001.

Options and warrants to purchase 655,500 and 1,285,500 shares of the Company's Common Stock were outstanding at June 30, 2001 and June 30, 2000, respectively. Options and warrants outstanding were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has received advances from two of its major shareholders totaling $122,286 (See Note 5).

The Company has also entered into consulting contracts with one of its directors as a means of inducing the director to devote additional time and effort to the Company over and above the time normally expected of a director. This contract provides for payments of $2,000 per month to said director under contract, and has no stated termination date but is cancelable by either party on 30 days written notice. The amount paid by the Company under this contract was $0 during the three months ended June 30, 2001. The amount accrued to this director for his services for the three months ended June 30, 2001 was $6,000.

NOTE 9 -NURESCELL AG

Effective August 15, 2000 the Company entered into a licensing agreement with ATI whereby the Company granted to Nurescell AG the exclusive right and license to market and sell the Nurescell Technology for a period of five years. In connection with the license agreement, ATI shall pay a total of $1,000,000 through August 20, 2001. As of June 30, 2001, the Company had received cash from ATI totaling $558,457 and recorded $150,000 to license revenue through fiscal year ended March 31, 2001.

On June 11, 2001 the Company entered into a modified license agreement for its European joint venture. The agreement grants to ATI an exclusive, transferable, right and license to market, distribute, sublicense, sell, transfer and otherwise commercially market the technology and products in the European Union, the British Isles, Russian Federation, Uzbekistan, Krygikistan, Afghanistan, Pakistan, Kazakhstan, Iran, Turkey, Ukraine, the Baltic Republics, Georgia, Poland, Hungary, Czech Republic, Slovakia, Slovenia, Egypt, South Africa, Israel, Algeria, Libya, the UAE, Iraq, Lebanon, Saudi Arabia and Kuwait.

ATI shall pay to the Company a royalty in the amount of 8% of the net sales of the technology. In the event that the technology or products are incorporated into another product, the royalty shall be computed on the entire price of the products as well as the coating or application of the product on another substance or substances. Under the terms of the agreement, the Company has agreed to relinquish all ownership in the European joint venture, formerly known as Nurescell AG, as well as execute a convertible promissory note for all amounts advanced under the former licensing agreement. As part of the agreement, ATI has agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis advancing a total of $51,500 through June 30, 2001 (see Note 4).

As a result of the modified license agreement, the Company reversed $150,000 of previously recognized license revenue and incurred an additional chargeback of $398,521, both classified as other expenses, for the three months ended June 30, 2001 for funds advanced from "ATI" to Nurescell AG for which "ATI" now demands repayment. In addition, amounts previously recorded as deferred revenue and related party receivables under the original license agreement have been netted into notes payable to "ATI" in the accompanying balance sheet. A total of $1,075,257 has been recorded as a note payable to "ATI" under the modified licensing agreement. This amount is not a recurring expense and, accordingly, has been classified as other expenses in the accompanying Statement of Operations for the three months ended June 30, 2001.

PLAN OF OPERATION

PLAN OF OPERATION. The Company is a development stage company, with its operations to date principally consisting of research, development and testing and marketing of the Nurescell Technology. The Company is presently focused on marketing its product to the medical and nuclear industries. From inception to June 30, 2001, the Company has obtained approximately $908,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $102,500 through the exercise of stock options, and another $729,000 through the issuance of convertible promissory notes (the "Notes"). The Company has also received working capital through loans from an ex-officer and another shareholder totaling $122,286 as of June 30 2001. Finally, the Company has received $506,957 in advances and incurred $568,300 in licensing fee and various expense chargebacks from a major shareholder through June 30, 2001. Through June 30, 2001, the Company utilized all of these proceeds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $698,524 for the three months ended June 30, 2001. From May 12, 1998 (inception) through June 30, 2001 the Company has had a cumulative loss of $8,827,034. The Company has concluded negotiations for the distribution of its product in Europe, Russia, and the United Kingdom.

This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000:
Net sales of $ 4,895 for the three-month period ended June 30, 2001 were $4,895 higher than the net sales of $ 0 for the three-month period ended June 30, 2000. Sales are still small as the Company is still in the development stage.

Operating expenses of $138,842 for the three-month period ended June 30, 2001 Were significantly lower than the operating expenses of $530,007 for the three-month period ended June 30, 2000, due primarily to decreases in general and administrative expenses which were primarily attributable to a significant decrease in overhead, including salaries, bonuses, stock options, rent, travel, and legal expenses.

Interest expense of $16,056 for the three-month period ended June 30, 2001 was $4,664 lower than the interest expense of $20,720 for the three-month period ended June 30, 2000.

Licensing fees consist of a reversal of prior years' revenue of $150,000 in the three months ended June 30, 2001 due to a modification in the license agreement between the Company and ATI. There was no corresponding amount in the June 30, 2000 period.

As a result of the above factors, the net loss for the three-month period ended June 30, 2001 was $698,524, or $0.04 per share, as compared to a net loss of $550,727 or $0.04 per share for the three-month period ended June 30, 2000.

FINANCIAL POSITION. Total assets decreased from $671,177 at March 31, 2001 to $250,765 at June 30, 2001. The decrease is primarily attributed to a decrease in cash of $9,760 and a decrease in accounts receivable of $431,700 (due to the change in the ATI agreement), offset in part by an increase in prepaid expenses of $20,779, an increase in inventory of $2,200 and an increase in intangibles of $2,000.

Total liabilities increased from $2,184,929 at March 31, 2001 to $2,463,041 at June 30, 2001. The increase in primarily attributed to an increase in notes payable to ATI of $1,075,257 (due to the change in the ATI agreement) and an accounts payable increase of $5,319, offset in part by a decrease in accrued expenses of $3,964 and an decrease in unearned revenue of $850,000 (due to the change in the ATI agreement).

Shareholders' deficit increased from $1,513,752 at March 31, 2001 to $2,212,276 at June 30, 2001. The decrease is caused by the net loss for the three-month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations and to engage in continued marketing and sales activity. The amount of expenditures required to maintain operations far exceeds existing cash, which was $4,098 at June 30, 2001.

From March 31, 2001 to June 30, 2001, the Company's cash and cash equivalents decreased $9,760. In addition, total liabilities of the Company were $2,463,041 at June 30, 2001. As of July 1, 2001, cash is being depleted at the rate of approximately $3,300 per month, a decrease of $113,000 per month from the period ended June 30, 2000.

The Company's cash flow used in operating activities increased from $347,163 for the three-month period ended June 30, 2000 to $566,217 for the three-month period ended June 30, 2001. This increase is primarily attributed to chargebacks to the Company attributed to the "ATI" agreement, offset in part by a decrease in the Company's other operating expenses, such as rent, salaries, taxes, phone, travel, and utilities.

During the three-month period ended June 30, 2001, the Company has obtained liquidity primarily from the proceeds received from borrowings and advances from ATI.

The Company anticipates that the proceeds to be received from future royalties, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until at least September 30, 2001. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until September 30, 2001 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances.

The Company's financial statements for the quarter ended June 30, 2001 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2001, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $750,000 in additional funding over the next two years in order to complete the necessary marketing of its Nurescell Technology. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than pending legal proceedings which have been previously reported in the Company's report on Form 10-KSB, to the knowledge of management, there is no pending litigation by or against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None                                       11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following Exhibits are attached hereto:


       EXHIBIT NO.  DESCRIPTION
       -----------  -----------

          2.1       Articles of Incorporation, as amended(1)

          2.2       Bylaws(1)

          3.1       Form of Class "A" Common Stock Purchase Warrant
                    Certificate (1)

          3.2       Form of Class "B" Common Stock Purchase Warrant
                    Certificate (1)

          3.3 Form of $385,000 Series 1999-A Convertible Promissory Note due December 1, 2001 (2)

          3.4 Form of $385,000 Series 2000-A Convertible Promissory Note due December 1, 2001 (6)

          3.5 Form of Warrant issued to Triton Private Equities Fund, L.P. on December 15, 1999 (2)

          3.6 Form of Warrant issued to Triton Private Equities Fund, L.P. on February 8, 2000 (6)

          6.1 Employment Agreement between the Company and Adrian A. Joseph, dated May 15, 1998 (1)

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

          6.20 Promissory Note dated May 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (6)

          6.21 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (6)

          6.22 Consulting Agreement between the Company and Shelby T. Brewer dated December 1, 1999 (6)

          6.23 Employment Agreement between the Company and William Wilson dated March 1, 2000 (6)

          6.24 Consulting Agreement between the Company and Robert Merriman dated as of June 9, 2000 (6)

          6.25 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (7)

          6.26 Modified License Agreement between the Company and Advanced Technology Industries, Inc. dated as of June 11, 2001

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

          (4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-25377)

          (5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 1999 (File No. 0-25377)

          (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377).

          (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)


(b) No report on Form 8-K was filed during the Company's fiscal quarter ended June 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 20th day of August, 2001.

                           NURESCELL INC.

                           By: /s/ JOHN LONGENECKER
                              -------------------------------------------
                              John Longenecker, President and Chief Executive Officer, Principal Executive Officer

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

SIGNATURE                           TITLE
---------                           -----

/s/ JOHN LONGENECKER             President and Chief Executive Officer
-------------------------
* JOHN LONGENECKER

/s/ JAMES SAMUELSON              Chief Financial Officer
-------------------------
* JAMES SAMUELSON