Form 10QSB/A
period 2001-06-30
NURESCELL INC
filed 2001-09-04
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



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
                          19762 MACARTHUR BOULEVARD, SUITE 332,
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
                                                             ==============
                              6

NOTE 5: DUE TO SHAREHOLDERS

Due to shareholders at June 30, 2001 consist of $51,500 in short term cash advances from Advanced Technology Industries, Inc. ("ATI") (a major shareholder) to whom the Company's technology is licensed. This advance is non-interest bearing. See Note 9. Also included in the balance is a $70,786 cash advance from Mr. Adrian Joseph, a shareholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the three months ended June 30, 2001 was $1,597.



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

The December note has a warrant feature for 25,000 shares of Company Common Stock at $2.00 per share, with a three-year expiration date. The February note has a warrant feature for 75,000 shares of the Company's Common Stock at $4.00 per share, also with a three-year expiration date. Accounting Principles Board Opinion No. 14 requires that separate amounts attributable to the debt and the purchase warrant be computed and accounting recognition be given to each component. At June 30, 2000 the Company recorded an additional debt discount of $102,676 related to the value of the warrants which was amortized immediately to interest expense in fiscal 2000. The warrants were valued at fair value at the grant date using the Black-Scholes pricing model.

Interest on the notes can be paid in shares of the Company's Common Stock at the discretion of the Company, as defined in the agreement. The notes are due December 11, 2001.

The holder of the convertible promissory note can convert it to the Company's Common Stock at its option, any time commencing the earlier of (i) the date on which the Registration Statement is declared effective by the SEC; or (ii) the date which is one hundred twenty days after the date of the note. The holder is entitled to convert all or a portion of the original principal face amount of this note into shares of Common Stock at a conversion price for each share of common stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's Common Stock at the date of the note or
(b) 95% of the average of the three lowest bid prices of the Company Common Stock for twenty (20) trading days prior to the conversion date - at a price per share per the following sliding formula:

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

NOTE 9 -NURESCELL AG

Effective August 15, 2000 the Company entered into a licensing agreement with ATI whereby the Company granted to Nurescell AG (a German company owned 51% by the Company and 49% by ATI) the exclusive right and license to market and sell the Company's technology for a period of five years in a specified territory. In connection with the license agreement, ATI was to pay a total of $1,000,000 through August 20, 2001. As of June 30, 2001, the Company had received cash from ATI totaling $558,457 and recorded $150,000 to license revenue through fiscal year ended March 31, 2001.

On June 11, 2001 the Company entered into a modified license agreement with respect to Nurescell AG. The agreement grants to ATI an exclusive, transferable, right and license to market, distribute, sublicense, sell, transfer and otherwise commercially market the technology and products in the European Union, the British Isles, Russian Federation, Uzbekistan, Krygikistan, Afghanistan, Pakistan, Kazakhstan, Iran, Turkey, Ukraine, the Baltic Republics, Georgia, Poland, Hungary, Czech Republic, Slovakia, Slovenia, Egypt, South Africa, Israel, Algeria, Libya, the UAE, Iraq, Lebanon, Saudi Arabia and Kuwait.

Under the modified licensing agreement, ATI is to pay the Company a royalty in the amount of 8% of the net sales of the technology. In the event that the technology or products are incorporated into another product, the royalty is to be computed on the entire price of the products as well as the coating or application of the product on another substance or substances. Under the terms of the modified agreement, the Company has agreed to relinquish all ownership in Nurescell AG, as well as execute a convertible promissory note for all amounts advanced under the former licensing agreement. As part of the agreement, ATI has agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis, advancing a total of $51,500 through June 30, 2001 (see Note 4).

As a result of the modified license agreement, the Company reversed $150,000 of previously recognized license revenue and incurred an additional chargeback of $398,521, both classified as other expenses, for the three months ended June 30, 2001 for funds advanced from ATI to Nurescell AG for which ATI now demands repayment. In addition, amounts previously recorded as deferred revenue and related party receivables under the original license agreement have been netted into notes payable to ATI in the accompanying balance sheet. A total of $1,075,257 has been recorded as a note payable to ATI under the modified licensing agreement. This amount is not a recurring expense and, accordingly, has been classified as other expenses in the accompanying Statement of Operations for the three months ended June 30, 2001.

PLAN OF OPERATION

PLAN OF OPERATION. The Company is a development stage company, with its operations to date principally consisting of research, development and testing and marketing of its technology ("the Nurescell Technology"). The Company is presently focused on marketing its product to the medical and nuclear industries. From inception to June 30, 2001, the Company has obtained approximately $908,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $102,500 through the exercise of stock options, and another $729,000 through the issuance of convertible promissory notes (the "Notes"). The Company has also received working capital through loans from an ex-officer and another shareholder totaling $122,286 as of June 30 2001. Finally, the Company has received $506,957 in advances and incurred $568,300 in licensing fee and various expense chargebacks from a major shareholder through June 30, 2001. Through June 30, 2001, the Company utilized all of these proceeds to (i) commence and pursue patent applications for the Nurescell Technology,
(ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $698,524 for the three months ended June 30, 2001. From May 12, 1998 (inception) through June 30, 2001, the Company has had a cumulative loss of $8,827,034. The Company has concluded negotiations for the distribution of its product in Europe, Russia, and the United Kingdom.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company is in default with respect to the payment of interest on the promissory notes described in Note 6 to the financial statements which are part of this report. The total unpaid interest on those promissory notes to date is $76,227.

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

          6.21 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (6)

          6.22 Consulting Agreement between the Company and Shelby T. Brewer dated December 1, 1999 (6)

          6.23 Employment Agreement between the Company and William Wilson dated March 1, 2000 (6)

          6.24 Consulting Agreement between the Company and Robert Merriman dated as of June 9, 2000 (6)

          6.25 Investment Agreement between the Company and Nurescell AG Dated August 15, 2000 (7)

          6.26 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (7)

          6.27 Registration Rights to Agreement between the Company and Nurescell AG dated August 15, 2001 (7)

          6.28 Modified License Agreement between the Company and Advanced Technology Industries, Inc. dated as of June 11, 2001

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

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on the 20th day of August, 2001.

                           NURESCELL INC.

                           By: /s/ JOHN LONGENECKER
                              -------------------------------------------
                              John Longenecker, President and Chief Executive Officer,

                           By: /s/ JAMES SAMUELSON
                              -------------------------------------------
                              James Samuelson, Chief Financial Officer

                           EXHIBIT INDEX


       EXHIBIT NO.            DESCRIPTION
       -----------            -----------

         6.28 Modified Linensing Agreement between the Company and Advanced Technology Industries, Inc. dated as of June 11, 2001