Form 10QSB
period 2001-09-30
NURESCELL INC
filed 2001-11-28
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB


  /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUArTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-25377

                                 NURESCELL INC.

A Nevada Corporation                            IRS Employer Identification No.:
                                                           33-0805583


                          Principal Executive Offices:
                      19762 MACARTHUR BOULEVARD, SUITE 332,
                            IRVINE, CALIFORNIA 92612
                                 (949) 253-3469
                               -------------------


Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  /X/      No  / /

Number of shares of Common Stock outstanding at September 30, 2001: 16,070,238

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                          NURESCELL INC.
                               (A Company in the Development Stage)
                                          BALANCE SHEET
                                           (unaudited)

                                                                               September 30,
                                                                                   2001
                                                                                 Unaudited
                                                                               ------------
ASSETS

Current assets
   Cash                                                                        $         -
   Accounts receivable                                                               8,700
   Related party receivables                                                         2,780
   Inventory                                                                        64,538
   Prepaid expenses                                                                  4,861
                                                                               ------------
     TOTAL CURRENT ASSETS                                                           80,879

Property and equipment net of accumulated
     depreciation and amortization of $35,720                                       55,451

Other assets                                                                        82,885
                                                                               ------------
TOTAL ASSETS                                                                   $   219,215
                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Cash overdraft                                                              $    10,027
   Accounts payable                                                                162,803
   Due to shareholders and officers                                                170,732
   Accrued expenses                                                                468,118
   Unearned income                                                                 200,000
                                                                               ------------
     TOTAL CURRENT LIABILITIES                                                   1,011,680

Long-term liabilities
   Convertible notes payable                                                     1,720,000
   Unearned income                                                                 550,000
                                                                               ------------
     TOTAL LONG-TERM LIABILITIES                                                 2,270,000
                                                                               ------------
     TOTAL LIABILITIES                                                           3,281,680

Shareholders' deficiency
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                                       -
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     16,070,238 shares issued and 16,060,025 shares outstanding                      1,607
   Additional paid-in capital                                                    6,668,151
   Treasury stock, at cost; 10,213 shares                                          (30,000)
   Stock subscription receivable                                                   (25,000)
   Deficit accumulated during the development stage                             (9,677,223)
                                                                               ------------
      TOTAL SHAREHOLDERS' DEFICIENCY                                            (3,062,465)
                                                                               ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                        $   219,215
                                                                               ============

                See accompanying notes to unaudited financial statements


                                 NURESCELL INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                                                   Cumulative          Cumulative
                                                                                 For the period      For the period
                                   For the three  For the three  For the six      May 12, 1998        May 12, 1998
                                   months ended   months ended   months ended (Date of Inception) (Date of Inception)
                                   September 30,  September 30,  September 30,  to September 30,    to September 30,
                                       2001           2000           2001              2000                2001
                                     Unaudited      Unaudited      Unaudited        Unaudited           Unaudited
                                   -------------  -------------   ------------   ---------------     ---------------
SALES                              $          -   $          -     $    4,895     $      8,700        $     18,511
COST OF SALES                                 -              -              -           21,377              21,850
                                   -------------  -------------  -------------    -------------       -------------
GROSS PROFIT (LOSS)                           -              -          4,895          (12,677)             (3,339)

OPERATING EXPENSES
Research and development                      -              -        399,764           66,632             468,190
General and administrative              125,983        374,299        212,649        5,450,520           7,949,882
Depreciation                              3,847          3,762          7,779           22,767              35,720
                                   -------------  -------------  -------------    -------------       -------------
TOTAL EXPENSES                          129,830        378,061        620,192        5,539,919           8,453,792
                                   -------------  -------------  -------------    -------------       -------------
LOSS FROM OPERATIONS                   (129,830)      (378,061)      (615,297)      (5,552,596)         (8,457,131)

OTHER INCOME (EXPENSE)
Interest income (expense)               (16,327)       (78,542)       (33,416)        (188,799)           (741,714)
License fee income                       50,000              -        100,000                -             250,000
Loss on abandonment of software               -              -              -           (6,778)             (6,778)
Gain on conversion of debt                    -        280,000              -          280,000             280,000
Termination fee                      (1,000,000)             -     (1,000,000)               -          (1,000,000)
                                   -------------  -------------  -------------    -------------       -------------
TOTAL OTHER INCOME (EXPENSE)           (966,327)       201,458       (933,416)          84,423          (1,218,492)
                                   -------------  -------------  -------------    -------------       -------------

LOSS BEFORE INCOME TAXES           $ (1,096,157)  $   (176,603)  $ (1,548,713)    $ (5,468,173)       $ (9,675,623)
                                   -------------  -------------  -------------    -------------       -------------

PROVISION FOR INCOME TAXES                    -              -              -              800               1,600
                                   -------------  -------------  -------------    -------------       -------------
NET LOSS                           $ (1,096,157)  $   (176,603)  $ (1,548,713)    $ (5,468,973)       $ (9,677,223)
                                   =============  =============  =============    =============       =============

BASIC AND DILUTED LOSS/SHARE       $      (0.07)  $      (0.01)  $      (0.10)    $      (0.42)       $      (0.61)
                                   =============  =============  =============    =============       =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         16,070,238     15,525,793     16,070,238       13,085,928          15,956,351
                                   =============  =============  =============    =============       =============

                 See accompanying notes to unaudited financial statements

                                 NURESCELL INC.
                       (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
    FOR THE PERIOD MAY 12, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                  (UNAUDITED)


                                                          COMMON STOCK       ADDITIONAL
                                                       ------------------     PAID IN    STOCK SUB     Treasury
                                                       SHARES      AMOUNT     CAPITAL    RECEIVABLE     Stock
                                                     ------------ --------  ------------ ----------    ---------
Issuance of common stock
  Cash - Founding Shareholders (May and June 1998
    at $.001 per share)                                2,500,000  $   250    $    2,250  $       -    $
  Purchase of Technology (June 1998 at $.0001)        10,000,000    1,000        (1,000)         -              -
  Cash - $1.00 per share (August 1998)                   498,000       50       497,950          -              -
  Cash - $5.00 per share, net of issuance cost
    (September 1998)                                      79,000        8       349,992          -              -
  Common stock subscriptions                               5,000        -        25,000          -              -
Fair value of options                                          -        -        30,000          -              -
Net loss, as restated for March 31, 1999                       -        -             -          -              -
                                                     ------------ --------  ------------ ----------   ------------
BALANCE, MARCH 31, 1999                               13,082,000    1,308       904,192          -              -

Issuance of common stock
  Consulting services (May 1999 through December
     1999 at $1.12 - $3.50 per share)                    692,000       69     1,591,138          -              -
  Exercise of stock options (October 1999 at
     $.50 per share))                                    120,000       12        59,988          -              -
  Exercise of stock options (January 2000 at
     $1.00 per share)                                     15,000        2        14,998          -              -
  Exercise of stock options (March 2000 at
     $2.00 per share)                                     10,000        1        19,999          -              -
  Settlement of related party accruals (January 2000
     at $2.13 per share)                                 524,226       52     1,113,928          -              -
  Award to directors and officers (January 2000
    at $2.13 per share)                                  734,562       74     1,560,870          -              -
  Cash (April 1999 at $5.00)                              14,000        1        69,999          -        (30,000)
Fair value of options                                          -        -       691,756          -              -
Fair value of warrants                                         -        -       102,696          -              -
Net loss,                                                      -        -             -          -              -
                                                     ------------ --------  ------------ ----------   ------------
BALANCE, MARCH 31, 2000                               15,191,788    1,519     6,129,564          -        (30,000)

Issuance of common stock
  Exercise of stock options (May 2000 at
     $1.00 per share)                                      7,500        1         7,499          -              -
  Exercise of stock options (June 2000 at
     $0.25 per share)                                    100,000       10        24,990    (25,000)             -
  Settlement of lawsuit (August 2000 at
     $1.03 per share)                                     34,000        3        35,058          -              -
  Settlement of lawsuit (February 2001 at
     $0.34 per share)                                     50,000        5        17,185          -              -
  Conversion of debt (August 2000 at $0.53 per share)    250,000       25       132,475          -              -
  Conversion of debt (January 2001 at
     $0.59 per share)                                    336,950       34       100,000          -              -
  To employee (August 2000 at $0.62 per share)           100,000       10        62,490          -              -
Fair value of options and warrants                             -        -       158,890          -              -
Net loss                                                       -        -             -          -              -
                                                     ------------ --------  ------------ ----------   ------------
BALANCE, MARCH 31, 2001                               16,070,238    1,607     6,668,151    (25,000)       (30,000)

Net loss                                                       -        -             -          -              -
                                                     ------------ --------  ------------ ----------   ------------
BALANCE, SEPTEMBER 30, 2001                           16,070,238  $ 1,607   $ 6,668,151  $ (25,000)   $   (30,000)
                                                     ============ ========  ============ ==========   ============

                                                                     (continued)

                                 NURESCELL INC.
                       (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
    FOR THE PERIOD MAY 12, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                  (UNAUDITED)


                                                     ACCUMULATED
                                                       DEFICIT          TOTAL
                                                     ------------   ------------
Issuance of common stock
  Cash - Founding Shareholders (May and June 1998
    at $.001 per share)                              $         -    $     2,500
  Purchase of Technology (June 1998 at $.0001)                 -              -
  Cash - $1.00 per share (August 1998)                         -        498,000
  Cash - $5.00 per share, net of issuance cost
    (September 1998)                                           -        350,000
  Common stock subscriptions                                   -         25,000
Fair value of options                                          -         30,000
Net loss, as restated for March 31, 1999                (674,526)      (674,526)
                                                     ------------   ------------
BALANCE, MARCH 31, 1999                                 (674,526)       230,974

Issuance of common stock
  Consulting services (May 1999 through December
     1999 at $1.12 - $3.50 per share)                          -      1,591,207
  Exercise of stock options (October 1999 at
     $.50 per share))                                          -         60,000
  Exercise of stock options (January 2000 at
     $1.00 per share)                                          -         15,000
  Exercise of stock options (March 2000 at
     $2.00 per share)                                          -         20,000
  Settlement of related party accruals (January 2000
     at $2.13 per share)                                       -      1,113,980
  Award to directors and officers (January 2000
    at $2.13 per share)                                        -      1,560,944
  Cash (April 1999 at $5.00)                                   -         40,000
Fair value of options                                          -        691,756
Fair value of warrants                                         -        102,696
Net loss,                                             (6,416,192)    (6,416,192)
                                                     ------------   ------------
BALANCE, MARCH 31, 2000                               (7,090,718)      (989,635)

Issuance of common stock
  Exercise of stock options (May 2000 at
     $1.00 per share)                                          -          7,500
  Exercise of stock options (June 2000 at
     $0.25 per share)                                          -              -
  Settlement of lawsuit (August 2000 at
     $1.03 per share)                                          -         35,061
  Settlement of lawsuit (February 2001 at
     $0.34 per share)                                          -         17,190
  Conversion of debt (August 2000 at $0.53 per share)          -        132,500
  Conversion of debt (January 2001 at
     $0.59 per share)                                          -        100,034
  To employee (August 2000 at $0.62 per share)                 -         62,500
Fair value of options and warrants                             -        158,890
Net loss                                              (1,037,792)    (1,037,792)
                                                     ------------   ------------
BALANCE, MARCH 31, 2001                               (8,128,510)    (1,513,752)

Net loss                                              (1,548,713)    (1,548,713)
                                                     ------------   ------------
BALANCE, SEPTEMBER 30, 2001                          $(9,677,223)   $(3,062,465)
                                                     ============   ============

            See accompanying notes to unaudited financial statements


                                                       NURESCELL INC.
                                            (A Company in the Development Stage)
                                                  STATEMENTS OF CASH FLOWS
                                                       (unaudited)


                                                                                                            Cumulative
                                                                                                          For the period
                                                                For the six           For the six          May 12, 1998
                                                                months ended          months ended      (Date of Inception)
                                                               September 30,         September 30,       to September 30,
                                                                   2001                  2000                   2001
                                                                 Unaudited             Unaudited             Unaudited
                                                               -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $ (1,548,713)         $   (807,552)         $ (9,677,223)
Adjustments:
     Depreciation                                                     7,779                 6,302                36,942
     Amortization of discount on notes payable and
       deferred financing cost                                            -               156,441               658,052
     Gain on conversion of debt                                           -                     -              (280,000)
     Loss on abandonment of computer software                             -                     -                 6,778
     Issuance of stock for services                                       -                98,692             4,328,631
     Issuance of stock for conversion of debt to capital                  -               132,500
     Fair value of options and warrants                                   -               362,676               888,146
     (Increase) decrease in:
       Related party receivable                                           -                     -                (2,780)
       Accounts receivable                                          431,700                     -               (11,480)
       Inventory                                                     (4,646)              (30,678)              (64,538)
       Other prepaid expenses                                         5,271                (1,078)               (2,081)
     Increase (decrease) in:
       Accounts payable                                               7,304                  (226)              162,803
       Accrued expenses                                              79,474                 9,219               468,118
       Accrued termination fee                                    1,000,000                     -             1,000,000
       Unearned revenue                                            (100,000)                    -               750,000
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Operating Activities              (121,831)              (73,704)           (1,738,632)
                                                               -------------         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  -               (26,565)              (99,171)
     Deposits                                                             -                     -                     -
     Intangibles                                                          -               (33,832)                    -
     Nurescell AG                                                         -              (295,816)                    -
     Other assets                                                    (2,000)                    -               (82,885)
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Investing Activities                (2,000)             (356,213)             (182,056)
                                                               -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                   -                 7,500             1,010,500
     Proceeds from issuance of notes                                      -               375,000               875,000
     Proceeds from shareholders loans                                99,946                32,422               170,732
     Debt issuance costs                                                  -                     -              (145,571)
                                                               -------------         -------------         -------------
          Net Cash Flows Provided by Financing Activities            99,946               414,922             1,910,661
                                                               -------------         -------------         -------------
Net decrease in cash                                                (23,885)              (14,995)              (10,027)
Cash at beginning of period                                          13,858                26,945                     -
                                                               -------------         -------------         -------------
Cash at end of period                                          $    (10,027)          $    11,950          $    (10,027)
                                                               =============         =============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                    $          -          $          -          $      7,359
                                                               =============         =============         =============
     Cash paid for taxes                                       $          -          $          -          $      1,600
                                                               =============         =============         =============

                                       See accompanying notes to unaudited financial statements

                                                             5

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: MANAGEMENT REPRESENTATION

The financial statements included herein have been prepared by Nurescell Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the audited financial statements and notes for the fiscal year ended March 31, 2001 included in the Company's annual report on Form 10-KSB. The interim results are not necessarily indicative of the results for the full year.

NOTE 2: GOING CONCERN

The Company has accumulated net losses of $9,677,223 and a stockholders' deficit of $3,062,465 as of September 30, 2001. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

In October 2001, the FASB issued Statement of Financial Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management does not believe that this statement will have a material effect on the Company's results of operations and financial position.

NOTE 4: INVENTORIES

Inventories consisted of the following at September 30, 2001:

               Raw material                                  $      40,090
               Work in process                                       9,550
               Finished goods                                       14,898
                                                             --------------
                                                             $      64,538
                                                             ==============

NOTE 5: DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders at September 30, 2001 consist of $99,946 in short term cash advances from Advanced Technology Industries, Inc. ("ATI") (a major shareholder which owns the Company to which the Company's technology is licensed). This advance is non-interest bearing. See Note 9. Also included in the balance is a $63,877 cash advance from Mr. Adrian Joseph, a shareholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the three months ended September 30, 2001 was $1,597. Total interest accrued on this note is $4,854. Also included in the balance is a $6,909 cash advance from Mr. James Samuelson, a current officer and director of the Company. This advance is non-interest bearing and is payable on demand.


NOTE 6: CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value $385,000 and bearing interest at 8% per annum ("December note" and "February note"). Interest for the December and February notes is due quarterly beginning March 31, 2000 and June 30, 2000, respectively. For both notes, the Company recorded an original issue discount of $270,000, legal fees in the amount of $28,500, and finders' fee in the amount of $50,000. Additionally, a refundable prepaid fee of $25,000 was withheld by Triton to reserve an equity credit line, which the Company has decided not to pursue. These costs were recorded as additional debt discount and were amortized to interest expense immediately in fiscal 2000.

The December note has a warrant feature for 25,000 shares of the Company's Common Stock at $2.00 per share, with a three-year expiration date. The February note has a warrant feature for 75,000 shares of the Company's Common Stock at $4.00 per share, also with a three-year expiration date. Accounting Principles Board Opinion No. 14 requires that separate amounts attributable to the debt and the purchase warrant be computed and accounting recognition be given to each component. At June 30, 2000 the Company recorded an additional debt discount of $102,676 related to the value of the warrants which was amortized immediately to interest expense in fiscal 2000. The warrants were valued at fair value at the grant date using the Black-Scholes pricing model.

Interest on the notes can be paid in shares of the Company's Common Stock at the discretion of the Company, as defined in the agreement. The notes are due December 11, 2001. The holder of the December note and the February note can convert it to the Company's Common Stock at its option, at any time. The holder is entitled to convert all or a portion of the original principal face amount of each note into shares of Common Stock at a conversion price for each share of common stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's Common Stock at the date of the note or
(b) 95% of the average of the three lowest bid prices of the Company's Common Stock for twenty (20) trading days prior to the conversion date.


NOTE 7: SHAREHOLDERS' EQUITY

No stock, options or warrants were issued and no corresponding expense was recorded for the three months ended September 30, 2001.

Securities that could potentially dilute basic earnings per share (EPS) in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

     Options to purchase common stock                               250,000
     Warrants to purchase common stock                              100,000
     Common stock reserved for the conversion of
       note payable to ATI                                       15,000,000
     Convertible note payable (assumed conversion at
       September 30, 2001 market price at discount)              10,827,000
                                                                 ----------
      Total at September 30, 2001                                26,177,000
                                                                 ==========

The following is a summary of stock options activity from March 31, 2001 through September 30, 2001:

                                            Shares       Weighted-Average Price
                                           ---------            ------
Outstanding, March 31, 2001                 457,500             $1.46
  Granted                                         -                 -
  Exercised                                       -                 -
  Expired/Cancelled                        (207,500)                -
                                          ----------            ------
  Balance at September 30, 2001             250,000             $1.64
                                          ==========            ======


The following table summarizes information about stock options outstanding at September 30, 2001:


            Shares                             Weighted
            Under          Range of             Average
            Option      Exercise Price       Exercise Price
            -------     --------------       --------------
             60,000      $0.50 - $0.55       $     0.50
            190,000      $2.00 - $3.00             2.00
           --------
            250,000
           ========

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock for the period ended March 31, 2001 through September 30, 2001:
                                            Shares
                                           Subject to             Price
                                           Warrants               Range
                                          ----------          --------------

         Balance, March 31, 2001           198,000            $1.00 - $4.00
          Granted                                -
          Exercised                              -
          Expired                          (98,000)
                                          ---------
         Balance at September 30, 2001     100,000            $2.25 - $4.00
                                          =========
The following table summarizes information about stock warrants outstanding at September 30, 2001:


                                   Weighted
                                   Average
Total             Exercise         Exercise
Warrants           Price            Price
--------------   ----------      ----------
100,000           $2.25 - $4.00    $3.56
-------
100,000
=======

NOTE 8: ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2001:

     Accrued Directors Fees               $  40,000
     Accrued Salary                         305,375
     Accrued Interest                       109,881
     Accrued payroll Taxes                    7,862
     Advances from Richard Wall               5,000
                                          ----------
                                          $ 468,118
                                          ==========

NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received advances from two of its major shareholders totaling $163,823 (See Note 5).

The Company has also entered into a consulting contract with one of its directors as a means of inducing the director to devote additional time and effort to the Company over and above the time normally expected of a director. This contract provides for payments of $2,000 per month to said director under contract, and has no stated termination date but is cancelable by either party on 30 days written notice. The amount paid by the Company under this contract was $0 during the three months ended September 30, 2001. The amount accrued to this director for his services for the three months ended September 30, 2001 was $6,000.

NOTE 10 -NURESCELL AG

Effective August 15, 2000 the Company entered into a licensing agreement (the "AG License") whereby the Company granted to Nurescell AG (a German company then owned 51% by the Company and 49% by ATI) the exclusive right and license to market and sell the Company's technology for a period of five years in a specified territory. In connection with the AG License, Nurescell AG was to pay a total of $1,000,000 through August 20, 2001.

On June 11, 2001 the Company entered into an agreement to modify the AG License (the "Modification Agreement"). The Modification Agreement granted to Nurescell AG an exclusive, transferable, right and license to market, distribute, sublicense, sell, transfer and otherwise commercially market the Company's technology and products in the European Union, the British Isles, Russian Federation, Uzbekistan, Krygikistan, Afghanistan, Pakistan, Kazakhstan, Iran, Turkey, Ukraine, the Baltic Republics, Georgia, Poland, Hungary, Czech Republic, Slovakia, Slovenia, Egypt, South Africa, Israel, Algeria, Libya, the UAE, Iraq, Lebanon, Saudi Arabia and Kuwait.

Under the Modification Agreement, Nurescell AG is to pay the Company a royalty in the amount of 8% of the net sales of the technology. In the event that the technology or products are incorporated into another product, the royalty is to be computed on the entire price of the products as well as the coating or application of the product on another substance or substances. Under the terms of the Modification Agreement, the Company also agreed to relinquish all ownership in Nurescell AG, as well as execute a convertible promissory note for all amounts advanced by Nurescell AG under the AG License (the "Convertible Note"). As part of the agreement, ATI agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis, advancing a total of $99,946 through September 30, 2001 (see Note 5).

As a result of the modification of the AG License, the Company incurred an additional chargeback of $399,764, classified as research and development, for the three months ended September 30, 2001. A total of $1,000,000 has been recorded as a note payable to ATI under the Modification Agreement. This amount is not a recurring expense and, accordingly, has been classified as other expenses in the accompanying Statement of Operations for the three months ended September 30, 2001.

As of September 30, 2001, the Company, ATI and Nurescell AG (which has been renamed ATI Nuklear AG) modified the Modification Agreement, as a result of which, among other things, (i) the Company was released from any and all past, present, and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG, (ii) the Company agreed that all payments required of ATI Nuklear AG pursuant to the AG License (other than the 8% royalty payments) were deemed paid in full, (iii) the Convertible Note was cancelled and
(iv) the Company executed a $1 million secured convertible promissory note payable to ATI Nuklear AG bearing interest at 8% per annum, with principal and interest to be paid in 32 equal monthly payments of $34,805 each, beginning on January 31, 2002. Any remaining principal balance and accrued interest is due and payable on September 30, 2004. The note is secured by (i) 15,000,000 shares of the Company's common stock and, (ii) a first priority security interest in the Company's technology and (iii) all royalties due to ATI Nuklear AG.

NOTE 11 - SUBSEQUENT EVENTS

As of October 17, 2001, the Internal Revenue Service filed a lien against all of the Company's assets for unpaid payroll taxes, penalties, and interest of $7,862.

The Company has continued its negotiations with an engineering corporation, granting to the corporation the rights to exclusively develop and market the Company's technology both domestically and, where applicable, in other areas where distribution agreements for the technology does not already exist. A written agreement has been provided to the engineering corporation, but it has not been executed by either party. There can be no assurances that this agreement will be finalized.


ITEM 2. PLAN OF OPERATION

PLAN OF OPERATION. The Company is a development stage company, with its operations to date principally consisting of research, development and testing and marketing of its technology (the "Nurescell Technology"). The Company is presently focused on marketing its product to the medical and nuclear industries. From inception to September 30, 2001, the Company has obtained approximately $908,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $102,500 through the exercise of stock options, and another $729,000 through the issuance of convertible promissory notes (the "Notes"). The Company has also received working capital through loans from an ex-officer, a current officer, and another shareholder totaling $215,732 as of September 30 2001. Finally, the Company has received $506,957 in advances and incurred $568,300 in licensing fees and various expense chargebacks from a major shareholder through September 30, 2001. Through September 30, 2001, the Company utilized all of these proceeds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $1,548,713 for the six months ended September 30, 2001. From May 12, 1998 (inception) through September 30, 2001, the Company has had a cumulative loss of $9,677,223. To date the Company has concluded negotiations for the distribution of its product in Europe, Russia, and the United Kingdom, however, its product has not yet been commercialized in those territories.

This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED September 30, 2001 AND 2000: Net sales of $ 4,895 for the six-month period ended September 30, 2001 were $4,895 higher than the net sales of $ 0 for the six-month period ended September 30, 2000. Sales are small as the Company is still in the development stage.

Operating expenses of $620,192 for the six-month period ended September 30, 2001 were significantly lower than the operating expenses of $908,066 for the six-month period ended September 30, 2000, due primarily to decreases in general and administrative expenses which were primarily attributable to a significant decrease in overhead, including salaries, bonuses, stock options, rent, travel, and legal expenses.

Interest expense of $33,416 for the six-month period ended September 30, 2001 was $146,070 lower than the interest expense of $179,486 for the six-month period ended September 30, 2000 due to the complete amortization of the unamortized discounts on the two notes payable to Triton during the year ended March 31, 2001.

Licensing fees consist of revenue of $100,000 in the six months ended September 30, 2001 due to the license agreement between the Company and Nurescell AG. There was no corresponding amount in the September 30, 2000 period.

As a result of the above factors, the net loss for the six-month period ended September 30, 2001 was $1,548,713, or $0.10 per share, as compared to a net loss of $807,552 or $0.05 per share for the six-month period ended September 30, 2000.

FINANCIAL POSITION. Total assets decreased from $671,177 at March 31, 2001 to $219,215 at September 30, 2001. The decrease is primarily attributed to a decrease in cash of $23,885 and a decrease in accounts receivable of $431,700 (due to the change in the ATI agreement), offset in part by an decrease in prepaid expenses of $5,271, an increase in inventory of $4,646 and an increase in intangibles of $2,000.

Total liabilities increased from $2,184,929 at March 31, 2001 to $3,281,680 at September 30, 2001. The increase is primarily attributed to an increase in amounts payable to ATI of $1,000,000 (due to the change in the ATI agreement), an accounts payable increase of $7,304, an increase in accrued expenses of $79,474 offset in part by a decrease in unearned revenue of $100,000.

Shareholders' deficit increased from $1,513,752 at March 31, 2001 to $3,062,465 at September 30, 2001. The increase is caused by the net loss of $1,548,713 for the six-month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations and to engage in continued marketing and sales activity. The amount of expenditures required to maintain operations far exceeds existing cash, which was an overdraft of $10,027 at September 30, 2001.

From March 31, 2001 to September 30, 2001, the Company's cash and cash equivalents decreased $23,885. In addition, total liabilities of the Company were $3,281,680 at September 30, 2001. As of October 1, 2001, cash is being depleted at the rate of approximately $8,000 per month, a increase of $2,500 per month from the period ended September 30, 2000.

The Company's cash flow used in operating activities increased from $73,704 for the six-month period ended September 30, 2000 to $121,831 for the six-month period ended September 30, 2001. This increase is primarily attributed to chargeback of research and development costs to the Company attributed to the agreement with ATI, offset in part by a decrease in the Company's other operating expenses, such as rent, salaries, taxes, phone, travel, and utilities.

During the six-month period ended September 30, 2001, the Company has obtained liquidity primarily from the proceeds received from borrowings and advances from ATI.

The Company anticipates that the proceeds to be received from ATI, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until at least December 31, 2001. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until December 31, 2001 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances.

The Company's financial statements for the quarter ended September 30, 2001 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2001, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $750,000 in additional funding over the next two years in order to complete the necessary marketing of its Nurescell Technology. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 19, 2001, the Company was served in a California Superior Court action filed on June 13, 2001 by Robert B. Reeves against the Company, a major shareholder of the Company and certain other persons. Mr. Reeves' action alleges, among other things, deceit and fraud by the shareholder in connection with its sale of shares of Company common stock to Mr. Reeves. It appears that the Company has been named in the lawsuit only because the selling shareholder is a trust that is controlled by Adrian A. Joseph, who was an officer of the Company at the time of the sale. The Company believes that the action is without merit as to the Company and intends to defend itself vigorously.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company is in default with respect to the payment of interest on the promissory notes described in Note 6 to the financial statements which are part of this report. The total unpaid interest on those promissory notes to date is $105,027.

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

          6.24 Consulting Agreement between the Company and Robert Merriman dated as of June 9, 2000 (6)

          6.25 Investment Agreement between the Company and Nurescell AG Dated August 15, 2000 (7)

          6.26 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (7)

          6.27 Registration Rights to Agreement between the Company and Nurescell AG dated August 15, 2001 (7)

          6.28 Transaction Restructure Agreement between the Company, Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of September 30, 2001

          6.29 Secured Promissory Note dated September 30, 2001 for $1,000,000 from the Company to ATI Nuklear AG

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

          (4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-25377)

          (5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 1999 (File No. 0-25377)

          (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377).

          (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)


(b) A report on Form 8-K was filed during the Company's fiscal quarter ended September 30, 2001, indicating a change in accounting firms from Corbin & Wertz to Grassi & Co. No financial statements were required to be filed with such report.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on the 19th day of November, 2001.

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