Form 10QSB
period 2001-12-31
NURESCELL INC
filed 2002-02-28
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB


  /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                          Yes  /X/      No  / /

Number of shares of Common Stock outstanding at December 31, 2001: 16,070,238

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       NURESCELL INC.
                            (A Company in the Development Stage)
                                        BALANCE SHEET
                                         (unaudited)

                                                                               December 31,
                                                                                   2001
                                                                                 Unaudited
                                                                               ------------
ASSETS

Current assets
   Cash                                                                        $       561
   Inventory                                                                        40,090
   Prepaid expenses                                                                  2,589
                                                                               ------------
     TOTAL CURRENT ASSETS                                                           43,240

Property and equipment net of accumulated
     depreciation and amortization of $39,609                                       51,562

Other assets                                                                        82,885
                                                                               ------------
TOTAL ASSETS                                                                   $   177,687
                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable                                                            $   197,778
   Due to shareholders and officers                                                194,171
   Accrued expenses                                                                572,864
   Convertible notes payable                                                     1,037,676
   Unearned revenue                                                                200,000
                                                                               ------------
     TOTAL CURRENT LIABILITIES                                                   2,202,489

Long-term liabilities
   Convertible notes payable                                                       682,324
   Unearned revenue                                                                500,000
                                                                               ------------
     TOTAL LONG-TERM LIABILITIES                                                 1,182,324
                                                                               ------------
     TOTAL LIABILITIES                                                           3,384,813

Shareholders' equity (deficiency)
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                                       -
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     16,070,238 shares issued and 16,060,025 shares
     outstanding at December 31, 2001                                                1,607
   Additional paid-in capital                                                    6,668,151
   Treasury stock, at cost; 10,213 shares at December 31, 2001                     (30,000)
   Stock subscription receivable                                                   (25,000)
   Deficit accumulated during the development stage                             (9,821,884)
                                                                               ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                   (3,207,126)
                                                                               ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                        $   177,687
                                                                               ============


                  See accompanying notes to unaudited financial statements


                                                   NURESCELL INC.
                                        (A Company in the Development Stage)
                                              STATEMENTS OF OPERATIONS
                                                     (unaudited)
                                                                                                       Cumulative
                                                                                                     For the period
                                   For the three  For the three  For the nine     For the nine        May 12, 1998
                                   months ended   months ended   months ended     months ended    (Date of Inception)
                                   December 31,   December 31,   December 31,     December 31,     to December 31,
                                       2001           2000           2001              2000                2001
                                     Unaudited      Unaudited      Unaudited        Unaudited           Unaudited
                                   -------------  -------------   ------------   ---------------     ---------------
SALES                              $          -   $      7,265     $    4,895     $      7,265        $     18,511
COST OF SALES                                 -              -              -                -              21,850
                                   -------------  -------------  -------------    -------------       -------------
GROSS PROFIT (LOSS)                           -          7,265          4,895            7,265              (3,339)

OPERATING EXPENSES
Bad debts                                 8,700              -          8,700                -               8,700
Inventory write down                     24,448              -         24,448                -              24,448
Research and development                      -              -        399,764            1,795             468,191
General and administrative              121,629        248,932        334,279        1,101,866           8,070,286
Depreciation                              3,889          3,782         11,668           11,306              40,831
                                   -------------  -------------  -------------    -------------       -------------
TOTAL EXPENSES                          158,666        252,714        778,859        1,114,967           8,612,456
                                   -------------  -------------  -------------    -------------       -------------
LOSS FROM OPERATIONS                   (158,666)      (245,449)      (773,964)      (1,107,702)         (8,615,795)

OTHER INCOME (EXPENSE)
Interest income (expense)               (35,997)       (53,151)       (69,410)        (232,637)           (777,711)
License fee revenue                      50,000         50,000        150,000          100,000             300,000
Loss on abandonment of software               -              -              -                -              (6,778)
Gain on conversion of debt                    -              -              -          280,000             280,000
Termination fee                               -              -     (1,000,000)               -          (1,000,000)
                                   -------------  -------------  -------------    -------------       -------------
TOTAL OTHER INCOME (EXPENSE)             14,003         (3,151)      (919,410)         147,363          (1,204,489)
                                   -------------  -------------  -------------    -------------       -------------

LOSS BEFORE INCOME TAXES               (144,663)      (248,600)    (1,693,374)        (960,339)         (9,820,284)
                                   -------------  -------------  -------------    -------------       -------------

PROVISION FOR INCOME TAXES                    -              -              -                -               1,600
                                   -------------  -------------  -------------    -------------       -------------
NET LOSS                           $   (144,663)  $   (248,600)  $ (1,693,374)    $   (960,339)       $ (9,821,884)
                                   =============  =============  =============    =============       =============

BASIC AND DILUTED LOSS/SHARE       $      (0.09)  $      (0.02)  $      (0.11)    $      (0.06)       $      (0.61)
                                   =============  =============  =============    =============       =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         16,070,238     15,683,288     16,070,238       15,503,449          16,054,943
                                   =============  =============  =============    =============       =============



                              See accompanying notes to unaudited financial statements


                                                           NURESCELL INC.
                                                (A COMPANY IN THE DEVELOPMENT STAGE)
                                           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE PERIOD MAY 12, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001
                                                             (UNAUDITED)

                                                     COMMON STOCK       ADDITIONAL
                                                 ---------------------    PAID IN    STOCK SUB   TREASURY ACCUMULATED
                                                    SHARES    AMOUNT      CAPITAL    RECEIVABLE   STOCK     DEFICIT       TOTAL
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
Issuance of common stock
  Cash - Founding Shareholders (May and
    June 1998 at $.001 per share)                  2,500,000  $   250    $    2,250  $       -  $         $         -  $     2,500
  Purchase of Technology (June 1998 at $.0001)    10,000,000    1,000        (1,000)         -         -            -            -
  Cash - $1.00 per share (August 1998)               498,000       50       497,950          -         -            -      498,000
  Cash - $5.00 per share, net of issuance cost
    (September 1998)                                  79,000        8       349,992          -         -            -      350,000
  Common stock subscriptions                           5,000        -        25,000          -         -            -       25,000
Fair value of options                                      -        -        30,000          -         -            -       30,000
Net loss, as restated for March 31, 1999                   -        -             -          -         -     (674,526)    (674,526)
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
BALANCE, MARCH 31, 1999                           13,082,000    1,308       904,192          -         -     (674,526)     230,974

Issuance of common stock
  Consulting services (May 1999 through
     December 1999 at $1.12 - $3.50 per share)       692,000       69     1,591,138          -         -            -    1,591,207
  Exercise of stock options (October 1999 at
     $.50 per share))                                120,000       12        59,988          -         -            -       60,000
  Exercise of stock options (January 2000 at
     $1.00 per share)                                 15,000        2        14,998          -         -            -       15,000
  Exercise of stock options (March 2000 at
     $2.00 per share)                                 10,000        1        19,999          -         -            -       20,000
  Settlement of related party accruals (January
     2000 at $2.13 per share)                        524,226       52     1,113,928          -         -            -    1,113,980
  Award to directors and officers (January 2000
    at $2.13 per share)                              734,562       74     1,560,870          -         -            -    1,560,944
  Cash (April 1999 at $5.00)                          14,000        1        69,999          -         -            -       70,000
Purchase of 10,213 shares of Treasury stock
    at $2.94 per share                                     -        -             -          -   (30,000)           -      (30,000)
Fair value of options                                      -        -       691,756          -         -            -      691,756
Fair value of warrants                                     -        -       102,696          -         -            -      102,696
Net loss                                                   -        -             -          -         -   (6,416,192)  (6,416,192)
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
BALANCE, MARCH 31, 2000                           15,191,788    1,519     6,129,564          -   (30,000)  (7,090,718)    (989,635)

Issuance of common stock
  Exercise of stock options (May 2000 at
     $1.00 per share)                                  7,500        1         7,499          -         -            -        7,500
  Exercise of stock options (June 2000 at
     $0.25 per share)                                100,000       10        24,990    (25,000)        -            -            -
  Settlement of lawsuit (August 2000 at
     $1.03 per share)                                 34,000        3        35,058          -         -            -       35,061
  Settlement of lawsuit (February 2001 at
     $0.34 per share)                                 50,000        5        17,185          -         -            -       17,190
  Conversion of debt (August 2000 at
     $0.53 per share)                                250,000       25       132,475          -         -            -      132,500
  Conversion of debt (January 2001 at
     $0.29 per share)                                336,950       34       100,000          -         -            -      100,034
  To employee (August 2000 at $0.62 per share)       100,000       10        62,490          -         -            -       62,500
Fair value of options and warrants                         -        -       158,890          -         -            -      158,890
Net loss                                                   -        -             -          -         -   (1,037,792)  (1,037,792)
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
BALANCE, MARCH 31, 2001                           16,070,238    1,607     6,668,151    (25,000)  (30,000)  (8,128,510)  (1,513,752)

Net loss                                                   -        -             -          -         -   (1,693,374)  (1,693,374)
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
BALANCE, DECEMBER 31, 2001                        16,070,238  $ 1,607   $ 6,668,151  $ (25,000) $(30,000) $(9,821,884) $(3,207,126)
                                                 ============ ========  ============ ========== ========= ============ ============


                                      See accompanying notes to unaudited financial statements



                                                      NURESCELL INC.
                                           (A Company in the Development Stage)
                                                 STATEMENTS OF CASH FLOWS
                                                       (unaudited)


                                                                                                            Cumulative
                                                                                                          For the period
                                                                For the nine          For the nine          May 12, 1998
                                                                months ended          months ended      (Date of Inception)
                                                                December 31,          December 31,        to December 31,
                                                                   2001                  2000                   2001
                                                                 Unaudited             Unaudited             Unaudited
                                                               -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $ (1,693,374)         $   (960,339)         $ (9,821,884)
Adjustments:
     Depreciation                                                    11,668                11,306                40,831
     Bad debts                                                        8,700                     -                 8,700
     Inventory write down                                            24,448                     -                24,448
     Amortization of license fee revenue                           (150,000)             (100,000)             (300,000)
     Accrued termination fee                                      1,000,000                     -             1,000,000
     Amortization of discount on notes payable and
       deferred financing cost                                            -                25,068               658,052
     Gain on conversion of debt                                           -              (280,000)             (280,000)
     Loss on abandonment of computer software                             -                     -                 6,778
     Issuance of stock for services                                       -                98,692             4,328,631
     Compensatory element of stock issuances                              -               362,676               888,146
     (Increase) decrease in:
       Accounts receivable                                          434,480              (548,259)              (11,480)
       Inventory                                                     (4,646)              (46,586)              (64,538)
       Other prepaid expenses                                         7,543                 6,955                   191
     Increase (decrease) in:
       Accounts payable                                              42,279                51,436               197,778
       Accrued expenses                                             184,220                77,781               572,864
       Unearned revenue                                                   -             1,000,000             1,000,000
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Operating Activities              (134,682)             (301,270)           (1,751,483)
                                                               -------------         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  -               (28,213)              (99,171)
     Other assets                                                    (2,000)              (58,676)              (82,885)
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Investing Activities                (2,000)              (86,889)             (182,056)
                                                               -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                   -                 7,500             1,010,500
     Proceeds from issuance of notes                                      -               375,000               875,000
     Proceeds from shareholders and officer loans                   123,385                 7,010               194,171
     Debt issuance costs                                                  -                     -              (145,571)
                                                               -------------         -------------         -------------
          Net Cash Flows Provided by Financing Activities           123,385               389,510             1,934,100
                                                               -------------         -------------         -------------
Net increase (decrease) in cash                                     (13,297)                1,351                   561
Cash at beginning of period                                          13,858                26,945                     -
                                                               -------------         -------------         -------------
Cash at end of period                                          $        561          $     28,296          $        561
                                                               =============         =============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                    $          -          $          -          $      7,359
                                                               =============         =============         =============
     Cash paid for taxes                                       $          -          $          -          $      1,600
                                                               =============         =============         =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
     Issuance of common stock for services                     $          -          $     96,892          $  2,056,127
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

NOTE 2: GOING CONCERN

The Company has accumulated net losses of $9,821,884 and a stockholders' deficit of $3,207,126 as of December 31, 2001. The Company's capability to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted as of July 1, 2001. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

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

In October 2001, the FASB issued Statement of Financial Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management does not believe that this statement will have a material effect on the Company's results of operations and financial position.

NOTE 4: INVENTORIES

Inventories consisted of the following at December 31, 2001:

               Raw material                                  $      40,090
                                                             --------------
                                                             $      40,090
                                                             ==============

NOTE 5: OTHER ASSETS

Other assets of $82,885 consist of legal fees incurred for obtaining patents in the United States and abroad. At December 31, 2001, patents had been granted in the United States of America and Pakistan.

NOTE 6: DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders and officers at December 31, 2001 consist of $115,546 in short term cash advances from Advanced Technology Industries, Inc. ("ATI") (a major shareholder which owns the Company to which the Company's technology is licensed). This advance is non-interest bearing. See Note 11. Also included in the balance is a $63,877 cash advance from Mr. Adrian Joseph, a shareholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the three months ended December 31, 2001 was $1,597. Total interest accrued on this note is $6,451. Also included in the balance is a $14,748 cash advance from Mr. James Samuelson, a current officer and director of the Company. This advance is non-interest bearing and is payable on demand.

NOTE 7: CONVERTIBLE NOTES PAYABLE

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

The December note has a warrant feature for 25,000 shares of the Company's Common Stock at $2.25 per share, with a three-year expiration date. The February note has a warrant feature for 75,000 shares of the Company's Common Stock at $4.00 per share, also with a three-year expiration date. Accounting Principles Board Opinion No. 14 requires that separate amounts attributable to the debt and the purchase warrant be computed and accounting recognition be given to each component. At June 30, 2000 the Company recorded an additional debt discount of $102,676 related to the value of the warrants which was amortized immediately to interest expense in fiscal 2000. The warrants were valued at fair value at the grant date using the Black-Scholes pricing model.

Interest on the notes can be paid in shares of the Company's Common Stock at the discretion of the Company, as defined in the agreement. The notes are due December 11, 2001. The holder of the December note and the February note can convert it to the Company's Common Stock at its option, at any time. The holder is entitled to convert all or a portion of the original principal face amount of each note into shares of Common Stock at a conversion price for each share of Common Stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's Common Stock at the date of the note or
(b) 95% of the average of the three lowest bid prices of the Company's Common Stock for twenty (20) trading days prior to the conversion date. The Company is in default as to the principal and interest payable.

The Company executed a $1 million secured convertible promissory note payable to ATI Nuklear AG (formerly known as Nurescell AG) bearing interest at 8% per annum, with principal and interest to be paid in 32 equal monthly payments of $34,805 each, beginning on January 31, 2002. Any remaining principal balance and accrued interest is due and payable on September 30, 2004. The note is secured by (i) 15,000,000 shares of the Company's Common Stock and, (ii) a first priority security interest in the Company's technology and (iii) all royalties due to ATI Nuklear AG.

Debt Payout Schedule

            Twelve Months Ended December 31,
     2002          2003          2004          Total

$  1,037,676   $ 314,314     $ 368,010     $ 1,720,000

NOTE 8: SHAREHOLDERS' EQUITY

No stock, options or warrants were issued and no corresponding expense was recorded for the three months ended December 31, 2001.

Securities that could potentially dilute basic earnings per share (EPS) in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

     Options to purchase common stock                               250,000
     Warrants to purchase common stock                              198,000
     Common stock reserved for the conversion of
       note payable to ATI                                       15,000,000
     Convertible note payable (assumed conversion at
       December 31, 2001 market price at discount)               22,800,000
                                                                 ----------
      Total at December 31, 2001                                 38,248,000
                                                                 ===========

The following is a summary of stock options activity from March 31, 2001 through December 31, 2001:


                                            Shares       Weighted-Average Price
                                           ---------     ----------------------
Outstanding, March 31, 2001                 457,500             $1.46
  Granted                                         -                 -
  Exercised                                       -                 -
  Expired/Cancelled                        (207,500)                -
                                          ----------            ------
  Balance at December 31, 2001              250,000             $1.64
                                          ==========            ======

The following table summarizes information about stock options outstanding at December 31, 2001:


  Shares                            Weighted
  Under                             Average
  Option      Exercise Price      Exercise Price
  -------     --------------       --------------

   60,000         $0.50           $     0.50
  190,000         $2.00                 2.00
 --------                         -----------
  250,000                         $     1.64
 ========                         ===========

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock for the period ended March 31, 2001 through December 31, 2001:
                                            Shares
                                           Subject to             Price
                                           Warrants               Range
                                          ----------          --------------

          Balance, March 31, 2001           198,000           $ 1.00 - $4.00
             Granted                              -
             Exercised                            -
                                           ---------
          Balance at December 31, 2001      198,000           $  .50 - $4.00
                                           =========

During the nine months ended December 31, 2000, the warrants for 98,000 shares were repriced from $1.00 to $.50. These warrants had the expiration date extended until May 31, 2002.

The following table summarizes information about stock warrants outstanding at December 31, 2001:


                                   Weighted
                                   Average
Total             Exercise         Exercise
Warrants           Price            Price
--------------   ----------      ----------

198,000           $.50 - $4.00     $2.05
-------
198,000
=======


NOTE 9: ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2001:

     Accrued Directors Fees               $  46,000
     Accrued Salary                         360,875
     Accrued Interest                       145,877
     Accrued Payroll Taxes                    8,862
     Other Advances                          11,250
                                          ----------
                                          $ 572,864
                                          ==========

NOTE 10: RELATED PARTY TRANSACTIONS

The Company has received advances from two of its major shareholders totaling $179,423 (See Note 6).

The Company has also entered into a consulting contract with one of its directors as a means of inducing the director to devote additional time and effort to the Company over and above the time normally expected of a director. This contract provides for payments of $2,000 per month to said director under contract, and has no stated termination date but is cancelable by either party on 30 days written notice. The amount paid by the Company under this contract was $0 during the three months ended December 31, 2001. The amount accrued to this director for his services for the three months ended December 31, 2001 was $6,000.

The Company has entered into certain transactions with related companies ATI and ATI Nuklear AG. The Company and ATI share a commonality of management. See Note 11 for a description of those transactions.

NOTE 11: ATI NUKLEAR AG

Effective August 15, 2000 the Company entered into a licensing agreement (the "AG License") whereby the Company granted to ATI Nuklear AG (a German company then owned 51% by the Company and 49% by ATI) the exclusive right and license to market and sell the Company's technology for a period of five years in a specified territory. In connection with the AG License, ATI Nuklear AG was to pay a total of $1,000,000 through August 20, 2001.

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

Under the Modification Agreement, ATI Nuklear AG is to pay the Company a royalty in the amount of 8% of the net sales of the technology. In the event that the technology or products are incorporated into another product, the royalty is to be computed on the entire price of the products as well as the coating or application of the product on another substance or substances. Under the terms of the Modification Agreement, the Company also agreed to relinquish all ownership in ATI Nuklear AG, as well as execute a convertible promissory note for all amounts advanced by ATI Nuklear AG under the AG License (the "Convertible Note"). As part of the agreement, ATI agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis, advancing a total of $115,546 through December 31, 2001 (see Note
6).

As a result of the modification of the AG License, the Company incurred an additional chargeback of $399,764, classified as research and development, for the nine months ended December 31, 2001. A total of $1,000,000 has been recorded as a note payable to ATI under the Modification Agreement. This amount is not a recurring expense and, accordingly, has been classified as other expenses in the accompanying Statement of Operations for the nine months ended December 31, 2001.

As of September 30, 2001, the Company, ATI and ATI Nuklear AG modified the Modification Agreement, the result of which was, among other things, (i) the Company was released from any and all past, present, and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG,
(ii) the Company agreed that all payments required of ATI Nuklear AG pursuant to the AG License (other than the 8% royalty payments) were deemed paid in full,
(iii) the Convertible Note was cancelled and (iv) the Company executed a $1 million secured convertible promissory note payable to ATI Nuklear AG. See Note 7 to the Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company is a development stage company, with its operations to date principally consisting of research, development and testing and marketing of its technology (the "Nurescell Technology"). The Company is presently focused on marketing its product to the medical and nuclear industries. From inception to December 31, 2001, the Company has obtained approximately $908,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $102,500 through the exercise of stock options, and another $729,000 through the issuance of convertible promissory notes (the "Notes"). Finally, the Company has received $522,557 in advances and incurred $568,300 in licensing fee and various expense chargebacks from a major shareholder through December 31, 2001. Through December 31, 2001, the Company utilized all of these proceeds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $1,693,374 for the nine months ended December 31, 2001. From May 12, 1998 (inception) through December 31, 2001, the Company has had a cumulative loss of $9,821,884. To date the Company has concluded negotiations for the distribution of its product in Europe, Russia, and the United Kingdom, however, its product has not yet been commercialized in those territories.

This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000: Net sales of $ 4,895 for the nine-month period ended December 31, 2001 were $2,370 lower than the net sales of $7,265 for the nine-month period ended December 31, 2000. This is due primarily to reduced market demand for the Company's products.

Operating expenses of $778,859 for the nine-month period ended December 31, 2001 were significantly lower than the operating expenses of $1,114,967 for the nine-month period ended December 31, 2000, due primarily to decreases in general and administrative expenses which were primarily attributable to a significant reduction in personnel, which resulted in a decrease in overhead, including salaries, bonuses, stock options, rent, travel, and legal expenses.

Interest expense of $69,410 for the nine-month period ended December 31, 2001 was $163,227 lower than the interest expense of $232,637 for the nine-month period ended December 31, 2000 due to the complete amortization of the unamortized discounts on the two notes payable to Triton during the year ended March 31, 2001.

Licensing fees generated revenue of $150,000 in the nine months ended December 31, 2001, which was $50,000 higher than the licensing fee revenue for the nine months ended December 31, 2000 due to the license agreement between the Company and ATI Nuklear AG. See Note 11 to the Company's Financial Statements.

As a result of the above factors, the net loss for the nine-month period ended December 31, 2001 was $1,693,374, or $0.11 per share, as compared to a net loss of $960,339 or $0.06 per share for the nine-month period ended December 31, 2000.

FINANCIAL POSITION. Total assets decreased from $671,177 at March 31, 2001 to $177,687 at December 31, 2001. The decrease is primarily attributed to a decrease in cash of $13,297 and a decrease in accounts receivable of $443,180 (due to the change in the ATI agreement), a write down of obsolete inventory of $24,448, offset in part by an decrease in prepaid expenses of $7,543 and an increase in other assets of $2,000.

Total liabilities increased from $2,184,929 at March 31, 2001 to $3,384,813 at December 31, 2001. The increase is primarily attributed to an increase in amounts payable to ATI of $1,000,000 (due to the change in the ATI agreement), an accounts payable increase of $42,279, an increase in accrued expenses of $184,220 offset in part by a decrease in unearned revenue of $150,000 as a result of the Company's revised agreement with ATI.

LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations and to engage in continued marketing and sales activity. The amount of expenditures required to maintain operations far exceeds existing cash, which was $561 at December 31, 2001.

The Company's cash flow used in operating activities decreased from $301,270 for the nine-month period ended December 31, 2000 to $134,682 for the nine-month period ended December 31, 2001. This decrease is primarily attributed to a decrease in the Company's operating expenses, such as rent, salaries, taxes, phone, travel, and utilities.

During the nine-month period ended December 31, 2001, the Company has obtained liquidity primarily from the proceeds received from borrowings and advances from ATI, summarized in the first paragraph of this Item discussion.

On January 31, 2002, the Company defaulted on its first payment with respect to two convertible notes payable to Triton Private Equity Fund. Both parties have entered into discussions to remedy the default, and no action against the Company is pending at this time. See the discussions "Defaults upon Senior Securities" and Note 7 to the Financial Statements.

The Company anticipates that the proceeds to be received from ATI, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until at least March 31, 2002. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until March 31, 2002 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances.

The Company's financial statements for the quarter ended December 31, 2001 have been prepared assuming the Company will continue as a going concern. As noted in the Company's financial statements for the year ended March 31, 2001, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $750,000 in additional funding over the next two years in order to complete the necessary marketing of its Nurescell Technology. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 19, 2001, the Company was served in a California Superior Court action filed on June 13, 2001 by Robert B. Reeves against the Company, Adrian Joseph, individually and as Trustee of the Adrian Joseph Separate Property Trust, Douglas S. Denhart and The Foundation Group. The complaint alleges that the Defendants committed acts of deceit and fraud in connection with the sale of shares of Company common stock owned by Mr. Joseph and sold through Mr. Denhart to Mr. Reeves. Mr. Reeves requested $25,000 in rescission rights and punitive damages. The Company was dismissed without prejudice from the proceedings on December 12, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No unregistered securities were sold in the quarter ended December 31, 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company is in default with respect to the payment of interest on the promissory notes described in Note 7 to the financial statements which are part of this report. The total unpaid interest on those promissory notes to date is $119,428.

The Company has not made its first payment under the note payable to ATI of $32,182 due on January 31, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following Exhibits are attached hereto:

       EXHIBIT NO.  DESCRIPTION
       -----------  -----------

         3.1      Articles of Incorporation, as amended(1)

         3.2      Bylaws(1)

         4.1      Form of Class "A" Common Stock Purchase Warrant Certificate
                  (1)

         4.2      Form of Class "B" Common Stock Purchase Warrant Certificate
                  (1)

         4.3 Form of $385,000 Series 1999-A Convertible Promissory Note due December 1, 2001 (2)

         4.4 Form of $385,000 Series 2000-A Convertible Promissory Note due December 1, 2001 (6)

         4.5 Form of Warrant issued to Triton Private Equities Fund, L.P. on December 15, 1999 (2)

         4.6 Form of Warrant issued to Triton Private Equities Fund, L.P. on February 8, 2000 (6)

         4.7 Secured Promissory Note dated September 30, 2001 for $1,000,000 from the Company to ATI Nuklear AG

         4.8 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

         4.9 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (6)

         4.10 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

         4.11 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (6)

         4.12 Promissory Note dated April 6, 2000 for $165,000 from the Company to the Glenn A. Cramer Separate Property Trust (6)

         4.13 Promissory Note dated May 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (6)

         4.14 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (6)

         10.1 Employment Agreement between the Company and Adrian A. Joseph, dated May 15, 1998 (1)

         10.2 Sale of Technology between the Company and Adrian A. Joseph dated June 12, 1998 (1)

         10.3 Employment Agreement between the Company and Sharon Nitka dated June 1, 1998 (1)

         10.4 Consulting Agreement between the Company and John Longenecker dated June 26, 1998 (1)

         10.5 Consulting Agreement between the Company and William A. Wilson dated June 10, 1998 (1)

         10.6 Consulting Agreement between the Company and Rita Lavelle dated June 1, 1998 (1)

         10.7 Form of Stock Option Agreement between the Company and its officers and directors (1)

         10.8     1998 Stock Option Plan (1)

         10.9 Form of Indemnification Agreement between the Company and its officers and directors (1)

         10.10 Letter of Understanding for Proposed Agreement Between the Company and Performance Improvement International dated March 1, 1999 (3)

         10.11 Research Plan submitted by the University of Missouri to the Company (3)

         10.12 Consulting Agreement between the Company and Dr. Chong Chiu dated June 25, 1999 (4)

         10.13 Investment Banking Services Agreement between the Company and National Capital Merchant Group, Ltd. dated June 30, 1999 (4)

         10.14 Employment Agreement between the Company and Harold L. Rapp dated August 6, 1999 (5)

         10.15 Consulting Agreement between the Company and Shelby T. Brewer dated December 1, 1999 (6)

         10.16 Employment Agreement between the Company and William Wilson dated March 1, 2000 (6)

         10.17 Consulting Agreement between the Company and Robert Merriman dated as of June 9, 2000 (6)

         10.18 Investment Agreement between the Company and Nurescell AG Dated August 15, 2000 (7)

         10.19 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (7)

         10.20 Transaction Restructure Agreement between the Company, Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of September 30, 2001


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

          (4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-25377)

          (5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 1999 (File No. 0-25377)

          (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377).

          (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)


(b)     The Company filed the following reports on Form 8-K during the relevant
Quarter:

1. Form 8-K filed November 16, 2001 regarding the Company's change in accountant (Item 4).

2. Form 8-K/A filed November 27, 2001 amending Form 8-K regarding Company's change in accountant (Item 4).

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on the 22nd day of February, 2002.

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