Form 10KSB
period 2002-03-31
NURESCELL INC
filed 2002-08-14
CIK 1069249

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(MARK ONE)
/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the fiscal year ended        March 31, 2002

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Issuer's net loss for its most recent fiscal year (ended March 31, 2002) was $(2,318,071).

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the issuer, based upon the average bid and asked price of such common equity on August 9, 2002, as reported by the OTC Bulletin Board, was approximately $125,702. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the issuer's Common Stock on August 9, 2002 was 16,070,238.

DOCUMENTS INCORPORATED BY REFERENCE                        None

Transitional Small Business Disclosure Format (CHECK ONE): Yes /X/  No / /

================================================================================

                                     PART I

NOTE: NURESCELL INC. HAS ELECTED TO FOLLOW DISCLOSURE ALTERNATIVE 2 IN THE
      PREPARATION OF THIS REPORT.

ITEM 6. DESCRIPTION OF BUSINESS.

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. AS A RESULT OF CERTAIN FACTORS DESCRIBED BELOW AND ELSEWHERE IN THIS REPORT, AND OTHER FACTORS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THOSE FORWARD-LOOKING STATEMENTS.

     GENERAL. Nurescell Inc. (the "Company" or "Registrant") was formed in Nevada on May 12, 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology material, which is comprised of a unique composite of materials, is designed for incorporation into the structural components of new and existing nuclear reactors and other facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing facilities. In addition, it is expected to provide an innovative shielding material for various other purposes, including nuclear accelerator and defense research applications. The Nurescell Technology is based upon a proprietary formulation which was acquired from Adrian A. Joseph, in June 1998. See "Item 11. Interest of Management and Others in Certain Transactions." The intended market for the Company's products includes nuclear power plants, healthcare facilities and accelerators worldwide. However, because the Company is in its pre-production and testing stage, it currently has only limited sales, and is not extensively marketing the Nurescell Technology. As a result, there can be no assurance that the Company or the Nurescell Technology will be successful or that the Company can or will achieve any substantial sales or profitability.

     To date, the Company has not generated any significant revenue from its Technology. There can be no assurance that the Company will ever generate any revenue, or if generated, revenue will be sufficient to cover operating expenses, debt payments and accrued expenses. This report has been prepared under the assumption that the Company continues as a going concern and will raise sufficient financing to continue operations. There can be no assurance that the Company will successfully raise necessary funds to continue operations.

     THE PRODUCTS. Since inception, the Company has spent approximately $472,476 on research and development activities with respect to the Nurescell Technology. The Company will require additional testing of the Nurescell technology. The Company estimates the required future expenditure for product testing and marketing is approximately $750,000 over the next two year period. There can be no assurance that the Company will raise sufficient funds to complete the Nurescell technology testing requirements. It is believed that products based on the Nurescell Technology will possess characteristics that include:

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

     Because of their special shielding needs, it is expected that X-ray rooms and linear accelerator projects will find the Nurescell Technology useful where application of the Nurescell Technology as part of the room shielding may be possible. In the U.S. alone, there are approximately 5,700 hospitals all of which operate equipment which could use shielding provided by the Nurescell Technology.

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

     Should the Nurescell material successfully enter the nuclear power plant Market, becoming compliant with government regulation may cause a significant increase in capital expenditures over the prior years. At this time, the Company is unable to accurately predict the exact cost associated with full compliance to government regulations.

     COMPETITION. The number of competitors offering proprietary products designed to accomplish the same or similar effects as the Nurescell Technology include Lockheed Martin, which utilizes the ceramic silicon foam technology, and SAE (France), which utilizes a concrete-iron technology, among others. Other companies may currently have or may succeed in developing products superior to the Nurescell Technology, or may more effectively market such other products, either of which could substantially reduce the potential market for products using the Nurescell Technology. The Company sponsored its research and development program and recorded research and development expense in the amounts of $404,049 and $0 for the fiscal years 2002 and 2001, respectively.

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

     MARKETING STRATEGY. At this time, the Company believes its major potential markets are the following:

     -    medical applications, such as X-ray rooms;

     -    "hot spots" and leaks in nuclear power stations and nuclear vessels;

     -    specialized advanced accelerator materials;

     The Company's marketing strategy is to enter into license or distribution agreements with companies already supplying products to the Company's target markets. The Company is currently in discussion with domestic companies for the purpose of entering into a license and/or distribution agreement for the Nurescell technology. There can be no assurance that the Company will be successful in securing appropriate agreements, or if successful, that a market for the Company's technology will develop.

     Should demand for the Nurescell technology arise, it is expected that the Company's marketing organization structure will be based upon the following:

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

     INTELLECTUAL PROPERTY RIGHTS. At this time, numerous patents havE been applied for with respect to certain elements of the Nurescell Technology. To date, patents have been granted in the United States, Pakistan and Taiwan. It is anticipated that the ingredients of the Nurescell Technology will also be manufactured under secrecy agreements. In addition, the Company has applied for certain foreign patents and protection of its intellectual property to the extent appropriate under the circumstances. There can be no assurance that the Company will be able to obtain patent protection within additional foreign countries or if obtained, will provide sufficient protection of the Company's intellectual property under foreign laws.

     PERSONNEL. The Company currently has one full time employee. It is anticipated that additional employees will be hired as the need arises. It is also anticipated that the Company will utilize third party contractors to handle various projects as they arise. There can be no assurance that the Company will be able to obtain qualified employees, and if hired, that the Company will be able to retain such employees. The Company has operated without a President since March 15, 2002 when John Longenecker resigned from that position.

     PLAN OF OPERATION. The Company is a development stage company, with its operations to date principally consisting of research, development, testing and preliminary marketing of the Nurescell Technology. The Company is presently focused on independent third party validation for the performance of its product, the obtaining of patents for its technology, the establishment of manufacturing procedures and processes, and securing distribution and/or license agreements for its technology. From inception to March 31, 2002, the Company has obtained approximately $915,500 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $102,500 through the exercise of stock options, and another $875,000 through the issuance of convertible promissory notes (the "Notes"). Through March 31, 2002, the Company utilized all of the proceeds of the Offerings and option exercises and all of the net proceeds of the Notes to
(i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize preliminary marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company. The Company has previously received working capital through loans from an ex-officer, a current officer, and another shareholder totaling $637,901 as of March 31, 2002.

     The Company is a development-stage enterprise, as defined by accounting principles generally accepted in the United States of America. The Company was incorporated on May 12, 1998, and has generated nominal revenues. The primary activity to date has been capital formation, research and development of its Nurescell technology, and marketing. The Company's success is dependent upon the successful development and marketing of its Nurescell technology, as to which there is no assurance. Unanticipated problems, expenses, and frequent delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, lack of consumer acceptance, regulatory approval, competition, product development, and inadequate sales and marketing. The failure of the Company to meet any of these conditions would have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can or will ever operate profitably.

     The Company is currently conducting discussions with U.S. companies regarding potential marketing arrangements for the Nurescell material. The Company believes that should these discussions result in a formal agreement, including manufacturing rights, capital expenditures for equipment and material inventories may be reduced. There can be no assurance that any discussions will be successful or if successful, will result in significant revenues to the Company.

     The Company's independent certified public accountants have stated in their reports included in the Form 10-KSB, that the Company's financial statements for the period ended March 31, 2002 have been prepared assuming that the Company will continue as a going-concern. As noted in those financial statements, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the Company's ability to obtain additional capital, raise substantial doubts as to its ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. If sufficient funds are not available when needed, the Company may be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7. DESCRIPTION OF PROPERTY.

     The Company's executive office is located in rented premises of approximately 300 square feet with a monthly rent of $357. The lease commenced on March 1, 2001 and continues on a month to month basis. The Company expects that this space will be sufficient for its executive offices for the foreseeable future.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     Set forth below is information regarding the directors and executive officers of the Company. The Company has no significant employees other than those described below. The Company will replace its resigned President once a suitable replacement is found.

     NAME                    AGE      POSITION
     ----                    ---      --------

     John R. Longenecker     51       President and Chief Executive Officer,
                                      Director
     Shelby T. Brewer        63       Director
     James Samuelson         32       Chief Financial Officer, Vice President,
                                      Director, Secretary, Acting President

     JOHN R. LONGENECKER has been a director and officer of the Company since its inception was the President and Chief Executive Officer. Mr. Longenecker is also the President of Longenecker & Associates, a management consulting firm with the high technology and energy related businesses. Prior to the formation of Longenecker & Associates in 1989, Mr. Longenecker was Chairman of General Atomics International Services Corporation, a company which operates and maintains nuclear power stations. From 1983 to 1987, Mr. Longenecker served in the Reagan administration as the chief executive officer of the U.S. uranium enrichment business in the DOE, and prior thereto worked in the United States' nuclear reactor development program as the Director of Breeder Demonstration Projects for the DOE. Mr. Longenecker received both his Bachelor of Science and Master of Science degrees from Pennsylvania State University and has served as a member of that institution's Industrial Professional Advisory Council. Mr. Longenecker resigned as a director on June 15, 2002 and as president and chief executive officer on March 31, 2002.

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

     JAMES SAMUELSON serves as our Chief Financial Officer, Vice President, Secretary and Director. He previously served as our President from August 2000 to December 2000. Mr. Samuelson also serves as Vice President and Chief Financial Officer of Advanced Technology Industries, Inc., a shareholder of the Company since February 2000. From February 1998 to January 2000, Mr. Samuelson served as a Vice President of Corporate Finance for Eastbrokers AG/WMP Bank AG in Vienna, Austria, where he was responsible for all aspects of the firm's Investment Banking activities. In 1997, Mr. Samuelson was employed as a Vice President of Grammont, Ltd., a boutique investment banking firm in Paris, France, where he was responsible for the firm's private placement and road show activities. Prior to 1997, Mr. Samuelson was engaged in graduate studies. Mr. Samuelson received a Master of Business Administration Degree in 1996, and a Bachelor of Science in Business Administration degree in 1992, both from Creighton University.

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

     Section 16(g) of the United States Securities and Exchange Act of 1934 requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding shares of the Company to file reports of security ownership and changes in such ownership with the SEC. Based solely upon a review of copies of reports filed, the Company believes that during the year ended March 31, 2002, the filing requirements were not complied with by its officers and directors.

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.

     COMPENSATION. The following table sets out the compensation paid on a cash basis during the fiscal year ended March 31, 2002 to (i) each of the Company's three highest paid officers or directors and (ii) the Company's officers and directors as a group:

NAME OR IDENTITY OF GROUP     TITLE                                     COMPENSATION(1)
-------------------------     -----                                     ---------------
John Longenecker              President and Chief Executive Officer     $ 0 (1)

James Samuelson               Chief Financial Officer                   $ 0 (1)

Shelby Brewer                 Director                                  $ 0 (1)

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

     As of March 31, 2002, 360,000 options have been issued under the Option Plan. The aggregate number of shares of Common Stock to be delivered upon the exercise of all options granted under the Option Plan cannot exceed 360,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's Common Stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

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

     The Board of Directors of the Company may amend, suspend or terminate the Option Plan at any time. Unless terminated sooner, the Option Plan will terminate on June 15, 2008 and no options may be granted thereafter. No amendment, suspension or termination of the Option Plan will, without the consent of the option holder, be made which would alter or impair any rights or obligations under any option then outstanding. Upon the dissolution or liquidation of the Company, the Option Plan will terminate, and any option previously granted under there and not yet exercisable in full will also terminate. In the event, however, that the Company is succeeded by another corporation, the Option Plan and any remaining options granted under there will be assumed by such successor corporation, subject to such adjustments as may be necessary due to the capital structure of the successor corporation.

     COMPENSATION ARRANGEMENTS. On May 15, 1998, the Company entered into a three-year employment agreement with Adrian A. Joseph. The employment agreement automatically renews for succeeding terms of one year, subject to the prior notification of termination by either the Company or Mr. Joseph. Annual compensation pursuant to the employment agreement was $180,000 per year, payable monthly, subject to annual increases at the discretion of the Company's Board of Directors. Mr. Joseph was also to receive an annual bonus equal to 10% of the amount of annual Company profits which exceeds $300,000 over the Company's prior year's profits. Although the employment agreement includes non-disclosure covenants as to the Company's trade secrets, Mr. Joseph was permitted to pursue other opportunities while serving as Chief Executive Officer of the Company, but only with the consent of the Board of Directors. Mr. Joseph resigned as Chief Executive Officer on December 4, 2000 and served as Chief Scientific Officer until April 6, 2001, when he resigned as Chief Scientific Officer.

     On March 1, 2000, the Company entered into an employment agreement with William A. Wilson, a Company director, by which he agreed to act as the Company's President. Subject to earlier termination under certain circumstances, the agreement terminated on August 31, 2001. The agreement provided for a $144,000 per year base salary. In addition, Mr. Wilson is to be issued 100,000 shares of Common Stock at the end of each six month period of employment, and has been granted an option to purchase up to 250,000 shares of Common Stock at $0.75 per share during a specified period. Mr. Wilson resigned as President effective August 23, 2000 and as a director effective May 15, 2001 and this option expired.

     The Company has entered into agreements with John R. Longenecker and Shelby
T. Brewer, each of whom were an officer and/or director of the Company at the time of signing the agreement. Pursuant to those agreements (each of which is terminable by either party on 30-days notice), the Company pays fees of $2,000 per month to each of them for consulting services, plus reimbursement of Company approved expenses (although Mr. Longenecker receives no fees under his agreement while serving as President and Chief Executive Officer).

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

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS.

     The following table sets forth the record ownership of the Company's Common Stock (the Company's only class of voting stock) as of August 9, 2002 as to (i) each person or entity who owns more than 10% of any class of the Company's securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:

NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED(1)    PERCENT OF CLASS(2)
-------------------------                   -------------------------    --------------------
Advanced Technology Industries Inc.                  4,590,000                  28.56%
Taubenstrasse 20
Berlin, Germany D-10117

John Longenecker                                       505,900(3)                3.1%
13380 Pantera Rd.
San Diego, California 92130

James Samuelson                                              0                    *
19762 MacArthur Blvd.
Suite 332
Irvine, CA 92612

Shelby Brewer                                           15,568(3)                 *
19762 MacArthur Blvd.
Suite 332
Irvine, CA 92612

All officers and directors                             521,468 (3)              3.99%
as a group (3 persons)

----------------------
(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable.
(2) Based on 16,070,238 shares of Common Stock outstanding, without taking into account any shares issuable upon the exercise of outstanding options or warrants.
(3) Does not include shares which can be obtained pursuant to the exercise of options or other stock acquisition rights described in the table below.

     Other than the Class "A" Common Stock Purchase Warrants, the Company has no class of non-voting securities presently outstanding.

     The following table sets forth the options, warrants and other rights to acquire securities of the Company which were held as of August 9, 2002 by (i) each person or entity who owns more than 10% of any class of the Company's securities, (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:

                                      TITLE AND AMOUNT
                                      OF SECURITIES CALLED
                                      FOR BY
                                      OPTIONS,
                                                                            EXPIRATION
NAME OF HOLDER                  WARRANTS OR RIGHTS(1)      EXERCISE PRICE     DATE
--------------                  --------------------       --------------     ----
All officers and directors      250,000 shares             $0.50 to $2.00     Varies(1)(2)
   as a group (3 persons)         of Common Stock                              per share

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

     The Company has also entered into employment agreements with Adrian Joseph, William A. Wilson (the Company's former President) and Sharon Nitka (the Company's former Chief Financial Officer and Secretary and a director), as described above in "Item 9. Remuneration of Directors and Officers," and has granted stock options to Mr. Joseph and Ms. Nitka, and stock options and periodic stock acquisition rights to Mr. Wilson, as described in "Item 10. Security Ownership of Management and Securityholders." With the resignation of Adrian Joseph, Sharon Nitka, and William Wilson, these options have expired.

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

     Mr. Joseph has made several unsecured loans to Nurescell totaling approximately $257,000. Of those loans, approximately $63,876 is still outstanding and is payable on demand with interest at 10% per year.

     In December 1999, the Company issued 300,000 shares of Common Stock to Shelby T. Brewer in connection with him becoming a Company director. In addition, the Company granted to Mr. Brewer options to acquire up to 200,000 shares of Common Stock at $2.00 per share until October 31, 2000.

     On January 3, 2000, the Company issued 524,266 shares of Common Stock to officers and directors for various accrued salaries, expenses and consulting fees. Of those shares, 400,000 were issued to Adrian Joseph, 21,760 were issued to Sharon Nitka, 12,800 were issued to William A. Wilson, 12,800 were issued to John R. Longenecker, 32,016 were issued to Rita Lavelle (a former director), 16,000 were issued to Harold Rapp (a former officer) and 6,400 were issued to Shelby T. Brewer.

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

     The following table sets forth the quarterly high and low bids for the Company's Common Stock as reported by the OTC Bulletin Board since the beginning of public trading:

                                                          COMMON STOCK
                                                          ------------
         FISCAL YEAR 2001                                HIGH*        LOW*

First quarter ...............................           $3.375       $1.500
Second quarter ..............................           $0.625       $0.625
Third quarter ...............................           $0.343       $0.187
Fourth quarter ..............................           $0.312       $0.187

        FISCAL YEAR 2002

First quarter ...............................           $0.51        $0.11
Second quarter ..............................           $0.20        $0.06
Third quarter ...............................           $0.10        $0.02
Fourth quarter ..............................           $0.045       $0.005

---------
* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in its business. As of June 30, 2002, the number of record holders of the Company's Common Stock was 297.

ITEM 2. LEGAL PROCEEDINGS.

     We are periodically subject to litigation which is routine, in the ordinary course of business and not material to the Company.

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

      On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities fund, L.P. ("Triton"), each with a face value of $385,000 and bearing interest at 8% per annum ("December Note" and "February Note"). On December 1, 2001 the Company has defaulted with respect to two convertible notes payable to Triton Private Equity Fund. Both parties have entered into discussions to remedy the default. Failure to reach a remedy may result in litigation against the Company.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     The Company discharged its previous accounting firm as outlined in an 8-K/A filed on November 27, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fiscal year ended March 31, 2002.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     During the fiscal year ended March 31, 2002, to the Company's knowledge the following officers and directors we delinquent in timely filing documents in compliance with Section 16 (A) of the Exchange Act. Shelby Brewer, a director of the Company failed to timely file Forms 4 and Forms 5. John Longenecker, a former officer and director of the Company, failed to timely file Forms 4 and Forms 5. James Samuelson, an officer and director of the Company failed to timely file Forms 5. Advanced Technology Industries, Inc. failed to timely file Forms 5. Adrian Joseph, a former officer of the Company, failed to timely file Forms 4 and Forms 5. William Wilson, a former officer and director of the Company failed to timely file Forms 4 and Forms 5.

ITEM 6. REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.


                                NURESCELL INC.
                        INDEX TO FINANCIAL STATEMENTS

                                                                                Page No.
                                                                                -------

       INDEPENDENT AUDITORS' REPORT                                             F-1 - F-2

       BALANCE SHEET                                                               F-3
         At March 31, 2002

       STATEMENTS OF OPERATIONS                                                    F-4
         For the Years Ended March 31, 2002 and 2001
         For the Period from Inception (May 12, 1998) to March 31, 2002

       STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY) For the Period from         F-5
         Inception (May 12, 1998) to March 31, 2002

       STATEMENTS OF CASH FLOWS                                                    F-6
         For the Years Ended March 31, 2002 and 2001
         For the Period from Inception (May 12, 1998) to March 31, 2002

       NOTES TO FINANCIAL STATEMENTS                                            F-7 - F-24

Board of Directors and Stockholders
Nurescell Inc.

                          INDEPENDENT AUDITORS' REPORT
                          -----------------------------

We have audited the accompanying balance sheet of Nurescell Inc. (a development stage company) (the "Company") as of March 31, 2002 and the related statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nurescell Inc. (a development stage company) at March 31, 2002 and the results of its operations, changes in stockholders' deficiency and its cash flows for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations since inception and, as of March 31, 2002, had an accumulated deficiency of $10,446,581 and has a working capital deficit of approximately $3,429,500. In addition, the Company is in default on its notes payable. As discussed further in Note 1 to the financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /S/ GRASSI & CO., CPAs, P.C.
New York, New York
August 12, 2002
                                           F-1

To the Board of Directors and Shareholders of Nurescell, Inc.

                              INDEPENDENT AUDITORS' REPORT

We have audited the accompanying statements of operations, shareholders' equity (deficiency) and cash flows of Nurescell Inc. (a development stage company) (the "Company") for the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of the Company for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                                           /S/  CORBIN & WERTZ

Irvine, California
July 2, 2001

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                                  BALANCE SHEET

                                                                         At March 31,
                                                                             2002
                                                                         ------------
                              ASSETS
Current Asset
   Inventories                                                           $     10,022
                                                                         -------------
     TOTAL CURRENT ASSETS                                                      10,022
                                                                         -------------
Property and equipment, net of accumulated
     depreciation of $43,496                                                   47,675
                                                                         -------------
         TOTAL ASSETS                                                    $     57,697
                                                                         =============
             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Cash overdraft                                                        $        849
   Convertible notes payable                                                1,720,000
   Accounts payable                                                           257,044
   Due to shareholders and officers                                           211,627
   Accrued expenses                                                         1,050,000
   Unearned revenue                                                           200,000
                                                                         -------------
     TOTAL CURRENT LIABILITIES                                              3,439,520

Unearned Revenue                                                              450,000
                                                                         -------------
         TOTAL LIABILITIES                                                  3,889,520

Shareholders' Equity (Deficiency)
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                                 --
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     16,070,238 shares issued and 16,060,025 shares outstanding                 1,607
   Additional paid-in capital                                               6,668,151
   Treasury stock, at cost; 10,213 shares at March 31, 2002                   (30,000)
   Stock subscription receivable                                              (25,000)
   Deficit accumulated during the development stage                       (10,446,581)
                                                                         -------------
          TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                          (3,831,823)
                                                                         -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)         $     57,697
                                                                         =============

The accompanying notes are an integral part of these financial statements.

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS

                                                                             For the period from
                                              Year                Year           May 12, 1998
                                             ended               ended       (Date of Inception)
                                         March 31, 2002      March 31, 2001   to March 31, 2002
                                         ---------------  ------------------  ------------------
SALES                                    $        4,895     $        4,916    $       18,511

COST OF SALES                                       --              14,450            21,850
                                         ---------------    ---------------   ---------------
GROSS PROFIT (LOSS)                               4,895             (9,534)           (3,339)

OPERATING EXPENSES
Bad debt                                          8,700                --              8,700
Loss on inventory write down                     54,515                --             54,515
Write-off of intangible assets                   87,944                               87,944
Research and development                        404,049                --            472,476
General and administrative                      471,152          1,202,251         8,208,384
Depreciation                                     15,555             13,920            43,496
                                         ---------------    ---------------   ---------------
Total operating expenses                      1,041,915          1,216,171         8,875,515
                                         ---------------    ---------------   ---------------
Loss from operations                         (1,037,020)        (1,225,705)       (8,878,854)

OTHER INCOME (EXPENSE)

Interest income                                     --                 --              8,440
Interest expense                               (481,051)          (241,287)       (1,197,789)
Loss on abandonment of computer software            --                 --             (6,778)
License fee revenue                             200,000            150,000           350,000
Gain on conversion of debt                          --             280,000           280,000
Termination fee                              (1,000,000)                --        (1,000,000)
                                         ---------------    ---------------   ---------------
TOTAL OTHER INCOME (EXPENSE)                 (1,281,051)           188,713        (1,566,127)
                                         ---------------    ---------------   ---------------
LOSS BEFORE INCOME TAXES                     (2,318,071)        (1,036,992)      (10,444,981)

PROVISION FOR INCOME TAXES                           --                800             1,600
                                         ---------------    ---------------   ---------------
NET LOSS                                 $   (2,318,071)    $   (1,037,792)   $  (10,446,581)
                                         ===============    ===============   ===============
BASIC AND DILUTED LOSS PER SHARE         $        (0.14)    $        (0.07)
                                         ===============    ===============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        16,070,238         15,590,054
                                         ===============    ===============

The accompanying notes are an integral part of these financial statements.

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

     FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO MARCH 31, 2002


                                                     COMMON STOCK       ADDITIONAL
                                                 ---------------------    PAID-IN    STOCK SUB   TREASURY ACCUMULATED
                                                    SHARES    AMOUNT      CAPITAL    RECEIVABLE   STOCK     DEFICIT       TOTAL
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
Issuance of common stock
  Cash - Founding Shareholders (May and
    June 1998 at $.001 per share)                  2,500,000  $   250    $    2,250  $       -  $      -  $         -  $     2,500
  Purchase of Technology (June 1998 at $.0001)    10,000,000    1,000        (1,000)         -         -            -            -
  Cash - $1.00 per share (August 1998)               498,000       50       497,950          -         -            -      498,000
  Cash - $5.00 per share, net of issuance cost
    (September 1998)                                  79,000        8       349,992          -         -            -      350,000
  Common stock subscriptions                           5,000        -        25,000          -         -            -       25,000
Fair value of options                                      -        -        30,000          -         -            -       30,000
Net loss, as restated for March 31, 1999                   -        -             -          -         -     (674,526)    (674,526)
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
BALANCE, MARCH 31, 1999                           13,082,000    1,308       904,192          -         -     (674,526)     230,974

Issuance of common stock
  Consulting services (May 1999 through
     December 1999 at $1.12 - $3.50 per share)       692,000       69     1,591,138          -         -            -    1,591,207
  Exercise of stock options (October 1999 at
     $.50 per share)                                 120,000       12        59,988          -         -            -       60,000
  Exercise of stock options (January 2000 at
     $1.00 per share)                                 15,000        2        14,998          -         -            -       15,000
  Exercise of stock options (March 2000 at
     $2.00 per share)                                 10,000        1        19,999          -         -            -       20,000
  Settlement of related party accruals (January
     2000 at $2.13 per share)                        524,226       52     1,113,928          -         -            -    1,113,980
  Award to directors and officers (January 2000
    at $2.13 per share)                              734,562       74     1,560,870          -         -            -    1,560,944
  Cash (April 1999 at $5.00)                          14,000        1        69,999          -         -            -       70,000
Purchase of 10,213 shares of Treasury stock
    at $2.94 per share                                     -        -             -          -   (30,000)           -      (30,000)
Fair value of options                                      -        -       691,756          -         -            -      691,756
Fair value of warrants                                     -        -       102,696          -         -            -      102,696
Net loss                                                   -        -             -          -         -   (6,416,192)  (6,416,192)
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
BALANCE, MARCH 31, 2000                           15,191,788    1,519     6,129,564          -   (30,000)  (7,090,718)    (989,635)

Issuance of common stock
  Exercise of stock options (May 2000 at
     $1.00 per share)                                  7,500        1         7,499          -         -            -        7,500
  Exercise of stock options (June 2000 at
     $0.25 per share)                                100,000       10        24,990    (25,000)        -            -            -
  Settlement of lawsuit (August 2000 at
     $1.03 per share)                                 34,000        3        35,058          -         -            -       35,061
  Settlement of lawsuit (February 2001 at
     $0.34 per share)                                 50,000        5        17,185          -         -            -       17,190
  Conversion of debt (August 2000 at
     $0.53 per share)                                250,000       25       132,475          -         -            -      132,500
  Conversion of debt (January 2001 at
     $0.29 per share)                                336,950       34       100,000          -         -            -      100,034
  To employee (August 2000 at $0.62 per share)       100,000       10        62,490          -         -            -       62,500
Fair value of options and warrants                         -        -       158,890          -         -            -      158,890
Net loss                                                   -        -             -          -         -   (1,037,792)  (1,037,792)
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
BALANCE, MARCH 31, 2001                           16,070,238    1,607     6,668,151    (25,000)  (30,000)  (8,128,510)  (1,513,752)

Net loss                                                   -        -             -          -         -   (2,318,071)  (2,318,071)
                                                 ------------ --------  ------------ ---------- --------- ------------ ------------
BALANCE, MARCH 31, 2002                           16,070,238  $ 1,607   $ 6,668,151  $ (25,000) $(30,000)$(10,446,581) $(3,831,823)
                                                 ============ ========  ============ ========== ========= ============ ============

          The accompanying notes are an integral part of these financial statements.

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS


                                                                                               For the period
                                                                                                 from May 12,
                                                                                                     1998
                                                                                                  (Date of
                                                                  Year ended      Year ended    Inception) to
                                                                March 31, 2002  March 31, 2001  March 31, 2002
                                                                --------------  --------------  --------------
Cash flows from operating activities:
Net Loss                                                          $(2,318,071)   $(1,037,792)  $(10,446,581)
Adjustments:
     Depreciation                                                      15,555         13,920         44,718
     Bad debts                                                          8,700             --          8,700
     Inventory write down                                              54,515             --         54,515
     Write-off of intangible assets                                    87,944             --         87,944
     Amortization of discount on notes payable                            --          87,500        556,579
     Loss on abandonment of computer software                             --              --          6,778
     Issuance of stock for services and settlements                       --         114,751      4,380,882
     Fair value of options and warrants                                   --         158,890        880,646
     Gain on conversion of debt                                                     (280,000)      (280,000)
     Changes in operating assets and liabilities
       Accounts receivable (related party)                            434,480       (434,480)        (8,700)
       Inventory                                                       (4,645)       (34,814)       (64,537)
       Prepaid expenses                                                10,132          7,278           --
       Accounts payable                                               101,545        (32,575)       257,044
       Accrued expenses                                               661,356        288,280      1,050,000
       Accrued termination fee                                      1,000,000            --       1,000,000
       Unearned revenue                                              (200,000)       850,000        650,000
                                                                --------------  -------------   ------------
  Net cash flows used in operating activities                        (148,489)      (299,042)    (1,822,012)
                                                                --------------  -------------   ------------
Cash flows from investing activities:
     Purchases of property and equipment                                  --         (28,213)       (99,171)
     Acquisition of intangibles                                        (7,059)       (50,880)       (87,944)
                                                                --------------  -------------   ------------
  Net cash flows used in investing activities                          (7,059)       (79,093)      (187,115)
                                                                --------------  -------------   ------------
Cash flows from financing activities:
     Proceeds from sale of common stock                                   --           7,500      1,018,000
     Prepaid financing costs                                              --              --        (96,349)
     Proceeds from shareholder and officers loan, net                 140,841         (8,581)       211,627
     Proceeds from issuance of convertible notes                          --         375,000        875,000
                                                                --------------  -------------   ------------
  Net cash flows provided by financing activities                     140,841        373,919      2,008,278
                                                                --------------  -------------   ------------
Net decrease in cash                                                  (14,707)        (4,216)          (849)
Cash at beginning of period                                            13,858         18,074             --
                                                                --------------  -------------   ------------
Cash at end of period                                           $        (849)  $     13,858    $      (849)
                                                                ==============  =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                     $         --    $      6,496    $     7,359
                                                                ==============  =============   ============
     Cash paid for taxes                                        $         525   $        800    $     1,600
                                                                ==============  =============   ============

The accompanying notes are an integral part of these financial statements.

                                           F-6

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1 -  BUSINESS AND GOING CONCERN

Description of Business
-----------------------

Nurescell Inc. (the "Company") was incorporated in Nevada on May 12, 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology material, which is comprised of a unique composite of materials, is designed for incorporation into the structural components of new and existing nuclear reactors and other facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing facilities. It is also being designed as a containment material, which will provide an alternative to the conventional technologies currently used to transport and store ever-increasing amounts of spent nuclear fuel and other radioactive waste. In addition, it is expected to provide shielding material for various other purposes, including nuclear accelerator and defense research applications. The Nurescell Technology is based upon a proprietary formulation that was acquired from Adrian A. Joseph, the Company's former chief executive officer and majority stockholder in June 1998.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company is in the development stage and has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2003. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of March 31, 2002, the Company had an accumulated deficit since inception of $10,446,581.

Management's business plan will require additional financing. To support its operations during fiscal year ended March 31, 2002, the Company borrowed monies from officers and certain stockholder in the amount of $140,841.

No assurance can be given that the Company can raise adequate capital to keep the Company functioning during fiscal year ending March 31, 2003. No assurance can be given that the Company can continue to obtain any working capital or, if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1 -  BUSINESS AND GOING CONCERN (Continued)

Description of Business (Continued)
-----------------------

Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

Customer Concentration
----------------------

Management's intention is that the Company will not be dependent on any single customer or group of customers for a significant portion of its annual sales. Although the Company's sales for the years ended March 31, 2002 and 2001 were generated from a few customers, the Company's customer base will change on a continuous basis as new customers are added or removed.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1 -  BUSINESS AND GOING CONCERN (Continued)

Cash
----

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Inventories
-----------

Inventories have been valued at the lower of cost (weighted average) or market. Inventories at March 31, 2001 consisted of raw materials, work-in-process and finished goods. Inventories at March 31, 2002 consisted of raw materials.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Useful lives are as follows:

                  Furniture and fixture                  7 years
                  Computers                            3-5 years
                  Tooling and molds                      7 years
                  Equipment                            5-7 years

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1 -  BUSINESS AND GOING CONCERN (Continued)

Long-Lived Assets
-----------------

The Company assesses the recoverability of long-lived assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is then measured based on fair value and is charged to operations in the period in which such impairment is determined by management. As of March 31, 2002, the Company's management has not identified any impairment of long-lived assets, except for a write-off of intangible assets in the amount of $87,944. There can be no assurance, however, that market conditions will not change, which could result in future long-lived asset impairment.

Income Taxes
------------

The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

Revenue Recognition
-------------------

The Company expects that it will derive substantially all of its revenue from the sale, licensing and sub-licensing of its technologies and products. Revenue from the sale of technology will be recognized in the year of sale. The Company recognizes revenue from licensing and sub-licensing sales when the following criteria are met (1) persuasive evidence of an arrangement exists: (2) delivery has occurred (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred. The amount charged to research and development for the years ended March 31, 2002 and 2001 approximated $404,000 and $0, respectively.

Advertising Costs
-----------------

The Company's policy on advertising costs is to expense them as they are incurred. The advertising expense for the years ended March 31, 2002 and 2001 was $0.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1 -  BUSINESS AND GOING CONCERN (Continued)

Net Loss Per Common Share
-------------------------

Basic Earnings Per Share ("EPS") is calculated by dividing income available to common stockholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

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

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" was issued during fiscal year 2000. SFAS establishes standards for the way public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company views its business as principally one segment.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1 -  BUSINESS AND GOING CONCERN (Continued)

Recent Accounting Pronouncements
--------------------------------

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The Company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

Reclassifications
-----------------

Certain amounts have been reclassified in the 2001 financial statements to correspond to the 2002 presentation.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  2 -  INVENTORIES

Inventories consisted of the following at March 31, 2002:

           Raw materials                                     $       10,022

NOTE  3 -  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2002:

           Furniture and fixture                             $        6,716
           Computers                                                 36,939
           Tooling and molds                                         26,430
           Equipment                                                 21,086
                                                             ---------------
                                                                     91,171

           Less: Accumulated depreciation                            43,496
                                                             ---------------
                                                             $       47,675
                                                             ===============

Depreciation expense for the years ended March 31, 2002 and 2001 amounted to $15,555 and $13,920, respectively.

NOTE  4 -  OTHER ASSETS

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

Other assets of $87,944, which consisted of legal fees incurred for obtaining patents in the United States and abroad were written-off during the three months ended March 31, 2002. At December 31, 2001, patents had been granted in the United States of America and Pakistan.

NOTE  5 -  DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders and officers at March 31, 2002 consists of short-term cash advances of $133,003 from Advanced Technology Industries, Inc. ("ATI") (a major shareholder which owns the company to which the Company's technology is licensed). This advance is non-interest bearing and payable on demand. See Note
9. Also included in the balance is a $63,876 cash advance from Mr. Adrian Joseph, a shareholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the year ended March 31, 2002 was $6,388. Total interest accrued on this note is $8,048. Also included in the balance is a $14,748 cash advance from Mr. James Samuelson, a current officer and director of the Company. This advance is non-interest bearing and is payable on demand.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  6 -  CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value of $385,000 and bearing interest at 8% per annum ("December Note" and "February Note"). Interest for the December and February notes is due quarterly beginning March 31, 2000 and June 30, 2000, respectively. Total interest accrued on both notes as of March 31, 2002 was $133,828. The Company is also liable for certain penalties due to a breach of registration rights agreement in connection with above notes. Total penalties accrued amounted to $377,238 as of March 31, 2002. Both interest and penalties are included in accrued expenses as of March 31, 2002. For both notes, the Company recorded an original issue discount of $270,000, legal fees in the amount of $28,500 and finders' fee in the amount of $50,000. Additionally, a non-refundable fee of $25,000 was withheld by Triton to reserve an equity credit line, which the Company has decided not to pursue. These costs were recorded as additional debt discount and were amortized to interest expense immediately in fiscal 2000.

The December note has a warrant feature for 25,000 shares of the Company's common stock at $2.25 per share, with a three-year expiration date. The February note has a warrant feature for 75,000 shares of the Company's common stock at $4.00 per share, also with a three-year expiration date. Accounting Principles Board Opinion No. 14 requires that separate amounts attributable to the debt and the purchase warrant be computed and accounting recognition be given to each component. At March 31, 2000, the Company recorded an additional debt discount of $102,676 related to the value of the warrants, which was amortized immediately to interest expense in fiscal 2000. The warrants were valued at fair value at the grant date using the Black-Scholes pricing model.

Interest on the notes can be paid in shares of the Company's common stock at the discretion of the Company, as defined in the agreement. The notes became due December 01, 2001. The holder of the December note and the February note can convert it to the Company's common stock at its option, at any time. The holder is entitled to convert all or a portion of the original principal face amount of each note into shares of common stock at a conversion price for each share of common stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's common stock at the date of the note or
(b) 95% of the average of the three lowest bid prices of the Company's common stock for twenty (20) trading days prior to the conversion date. The Company is in default as to the principal and interest payable.

From May to July 2000, the Company borrowed $412,500 from a non-related party of which the Company received $375,000 in cash and recorded a debt discount of $37,500, which was amortized as interest expense. This debt was converted to 250,000 shares of common stock on August 11, 2000 at a fair market value of $0.53 per share. The Company recognized a gain on conversion of debt of $280,000.

The Company executed a $1 million secured convertible promissory note payable to ATI Nuklear AG (formerly known as Nurescell AG) bearing interest at 8% per annum, with principal and interest to be paid in 32 equal monthly payments of $34,805 each, beginning on November 30, 2001. Any remaining principal balance and accrued interest is due and payable on September 30, 2004. The note is secured by (i) 15,000,000 shares of the Company's common stock and, (ii) a first priority security interest in the Company's technology and (iii) all royalties due to ATI Nuklear AG. The Company did not make scheduled monthly payments and is in default as to the principal and interest payments. Interest accrued on this note payable for the year ended March 31, 2002 amounted to $40,000 and is included in accrued expenses in the accompanying balance sheet.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  7 -  COMMON STOCK

In March 1999, the Company received subscriptions for 5,000 shares of the Company's common stock at $5 per share. Subsequently, in April 1999, the monies were received and the stocks were issued.

During the year ended March 31, 2000, the Company received $95,000 for the exercise of 145,000 stock options. In addition, the Company received commitments for $70,000 for the sale of 14,000 shares to outside investors.

From May 1999 to December 1999, the Company issued 692,000 shares to employees and outside third parties for past and services pursuant to consulting agreements and as approved by the Company's board of directors. These shares were valued at prices ranging from $1.12 to $3.51 per share based upon closing prices of the Company's common stock on the dates of the agreements.

In January 2000, the board of directors approved the issuance of 524,226 shares of common stock for the payment of past director fees, annual salaries and various unreimbursed expenses from officers and directors. In addition, the board of directors approved an award of 734,562 shares of common stock to officers and directors on that same date. These issuances were valued at $2.13 per share, based upon the closing price of the Company's common stock on the date of approval.

During the year ended March 31, 2001, the Company received $7,500 for the exercise of 7,500 stock options. In addition, the Company issued 100,000 shares of restricted stock at $0.25 per share and recorded a stock subscription receivable. Restriction on this stock will not be removed until the $25,000 is received.

From May to July 2000, the Company borrowed $412,500 from a non-related party. This debt was converted to 250,000 shares of common stock on August 11, 2000 at a fair market value of $0.53 per share. The Company recognized a gain on conversion of debt of $280,000.

On August 17, 2000 the Company issued 34,000 shares of common stock with a fair market value of $1.03 in settlement of a lawsuit.

On September 13, 2000 the Company issued a stock bonus to William Wilson, a former President of the Company. A total of 100,000 shares with a fair market value of $0.62 per share was issued.

Triton converted a portion of its promissory notes on January 9, 2001 into 336,950 shares of common stock of the Company with a fair market value of $0.30 per share.

On February 20, 2001, the Company settled a lawsuit by issuing 50,000 shares of its common stock with a fair market value of $.34 per share.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  7 -  COMMON STOCK (Continued)

Stock Options
-------------

The Company has a Non-qualified Stock Option plan whereby the Company may grant options to any directors, officers, employees or consultants to purchase the Company's common stock over a ten-year period, at the fair market value at the time of grant. The aggregate number of Company's common shares, which may be granted under the plan is 360,000 shares. As of March 31, 2001, options for 360,000 shares have been granted under the plan. Due to terminations and resignations, 120,000 shares remain exercisable as of March 31, 2001. No additional stock options have been granted under this plan during the year ended March 31, 2002.

From time to time the Company issues non-plan stock options pursuant to various agreements and other compensatory agreements to employees and third parties.

During the year ended March 31, 2000 the Company granted options to purchase 301,000 shares of common stock at exercise prices per share ranging from $0.75 to $2.20.

In connection with the granting of these options the Company recognized expenses of $158,890 for the year ended March 31, 2001.

In April 2000, the Company entered into a public relations agreement with International Media Solutions, Inc. Under that agreement, International Media Solutions, Inc. was granted options to purchase 150,000 shares of common stock at $.25 per share with the fair market value of $45,938 (pursuant to SFAS 123 based upon the Black-Scholes option pricing method). The options vested on the grant date and are exercisable through December 31, 2000.

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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  7 -  COMMON STOCK (Continued)

The following is a summary of stock options activity during the year ended March 31, 2002:

                                                                Weighted Average
                                             Number of Shares        Prices
                                             ----------------   ----------------

     Balance outstanding at March 31, 1999        484,000            $0.63
       Granted                                    661,000            $1.24
       Exercised                                 (145,000)           $0.66
       Expired                                       -                 -
                                                ----------
     Balance outstanding at March 31, 2000      1,000,000            $1.03
       Granted                                    150,000            $0.83
       Exercised                                 (107,500)           $0.30
       Expired                                   (585,000)             -
                                                ----------
     Balance outstanding at March 31, 2001        457,500            $1.46
       Granted                                       -                 -
       Exercised                                     -                 -
       Expired                                   (207,500)             -
                                                ----------
     Balance outstanding at March 31, 2002        250,000            $1.64
                                                ==========

The following table summarizes information about stock options outstanding at March 31, 2002:

                                                     Outstanding                             Exercisable
                                       --------------------------------------          -----------------------
                                                      Weighted      Weighted                          Weighted
                                         Total         Average      Average              Total        Average
                                         Number       Remaining     Exercise             Number       Exercise
   Ranges of Exercise Prices           Outstanding   Life (Years)    Price             Exercisable     Price
   -------------------------           -----------   -----------    --------           -----------    --------
             $0.50                        60,000           -          $0.50              60,000           $0.50
             $2.00                       190,000           -          $2.00             190,000           $2.00
                                        --------                                       ---------

                                         250,000                                         250,000
                                        ========                                       ==========

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employees' stock options under the fair value method of SFAS 123. The fair value for these options was calculated at the date of grant using the Black-Scholes option pricing model with the assumptions in the following table.

The value of the fiscal year 2001 options are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                          2001
                                                                        --------

                  Expected dividend yield                                  0.00%
                  Expected stock price volatility                        179.12%
                  Risk-free interest rate                                  6.09%
                  Expected life of warrants                                   2

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  7 -  COMMON STOCK (Continued)

No stock, options or warrants were issued and no corresponding expense was recorded for the year ended March 31, 2002.

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

                                                         2002               2001
                                                      ----------         -----------
        Net Loss:
          As reported                                 $(2,318,071)       $(1,037,792)
          Additional compensation under SFAS 123            -                 -
                                                      ------------       ------------
          Proforma Net Loss                           $(2,318,071)       $(1,037,792)
                                                      ============       ============
        Loss Per Share:
          As reported                                      $(0.14)            $(0.07)
                                                           =======            =======
          Proforma Net Loss Per Share                      $(0.14)            $(0.07)
                                                           =======            =======

Warrants
--------

In September 1998, the Board of Directors approved an offering of units consisting of one share of Common Stock (the "Common Stock") and one Class "A" Common Stock Purchase Warrant (the "Class "A" Warrants") of the Company.

The Class "A" Warrants are exercisable into one share of Common Stock and one Class "B" Common Stock Purchase Warrant (the "Class "B" Warrants") commencing the day immediately after the first anniversary of the closing of the offering (the "A Exercise Date") and have an exercise price of $4.00. The Class "A" Warrants expire on the first anniversary of the "A exercise date" (the "A Expiration Date"). The Class "B" Warrants are exercisable into one share of Common Stock commencing immediately upon their issuance (the "B Exercise Date") and have an exercise price of $3.00 per share of Company Common Stock. The Class "B" Warrants expire on the first anniversary of the B Exercise Date.

Prior to permitting the exercise of either the Class "A" or Class "B" Warrants, the Company is required to either register the underlying Common Stock or seek an exemption from registration under both federal and state law. The Common Stock and the Class "A" Warrants are immediately detachable. At March 31, 2000, the Company had granted 98,000 Class "A" Warrants to investors.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  7 -  COMMON STOCK (Continued)

Warrants (Continued)
--------

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock for the year ended March 31, 2002:

                                    Number of Shares
                                       Subject to
                                        Warrants        Price Range
                                    ----------------  --------------

         Balance - April 1, 1999            98,000         $1.00
           Granted                         100,000    $2.25 - $4.00
           Exercised                          -            $1.00
                                         ---------
         Balance - March 31, 2000          198,000     $1.00 - $4.00
           Granted                            -
           Exercised                          -
           Expired                            -
                                         ---------
         Balance - March 31, 2001          198,000     $0.50 - $4.00
           Granted                            -
           Exercised                          -
                                         ---------
         Balance - March 31, 2002          198,000     $0.50 - $4.00
                                         =========

During the nine months ended December 31, 2000, the warrants for 98,000 shares were repriced from $1.00 to $.50. These warrants had the expiration date extended until May 31, 2002.

The following table summarizes information about stock warrants outstanding at March 31, 2002:

                                              Outstanding                             Exercisable
                                --------------------------------------          -----------------------
                                               Weighted      Weighted                          Weighted
                                  Total         Average      Average              Total        Average
                                  Number       Remaining     Exercise             Number       Exercise
   Ranges of Exercise Prices    Outstanding   Life (Years)    Price             Exercisable     Price
   -------------------------    -----------   -----------    --------           -----------    --------
             $0.50                 98,000           -         $0.50                98,000       $0.50
         $2.25 - $4.00            100,000           -         $3.56               100,000       $3.56
                                 --------                                       ---------

                                  198,000                                         198,000
                                 ========                                       =========


                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  7 -  COMMON STOCK (Continued)

Warrants (Continued)
--------

The value of the fiscal year 2002 and 2001 warrants are estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                          2002           2001
                                                        --------       --------

                    Expected dividend yield                N/A            0.00%
                    Expected stock price volatility        N/A        121%-129%
                    Risk-free interest rate                N/A            6.50%
                    Expected life of warrants              N/A        1-3 years

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

                  Options to purchase common stock                      250,000
                  Warrants to purchase common stock                     150,000
                  Common stock reserved for the conversion of
                    note payable to ATI                              15,000,000
                  Convertible note payable (assumed conversion
                    at March 31, 2002)                               75,800,000
                                                                     ----------
                  Total as of March 31, 2002                         91,200,000
                                                                     ==========
NOTE  8 -  INCOME TAXES

The provision for taxes represents the Company's Federal income and state franchise tax expense. During the years ended March 31, 2002 and 2001, no provision for taxes was required, except for minimum state franchise tax, since the Company has recorded valuation allowances against its large net operating loss carryforwards for tax purposes.

For Federal income tax purposes, approximately $6,000,000 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2014. No tax benefit has been reported in the accompanying financial statements, however, because of the uncertain realization of these benefits. Accordingly, at March 31, 2002, the $2,040,000 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  9 -  RELATED PARTY TRANSACTIONS

The Company has received advances from two of its shareholders, totaling $196,879 (see Notes 5 and 13).

The Company has also entered into a consulting contract with one of its directors as a means of inducing the director to devote additional time and effort to the Company over and above the time normally expected of a director. This contract provides for payments of $2,000 per month to said director under contract, and has no stated termination date, but is cancelable by either party on 30 days written notice. The amount expensed by the Company under this contract was $24,000 during the year ended March 31, 2002. The total amount due to this director for his services as of March 31, 2002 was $42,000.

The Company has entered into certain transactions with related companies, ATI and ATI Nuklear AG. The Company and ATI share a commonality of management (see
Note 5 for a description of those transactions).

NOTE 10 -  ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2002:

              Accrued directors' fees                            $   52,000
              Accrued salary                                        416,375
              Accrued interest and penalties ($40,000               559,114
                      related parties)
              Accrued payroll taxes                                   7,861
              Other advances                                         14,650
                                                                 ----------
                                                                 $1,050,000
                                                                 ==========

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 -  COMMITMENTS AND CONTINGENCIES

Consulting Agreements
---------------------

In June 1998, the Company entered into a consulting agreement with John Longenecker. Under the agreement, Mr. Longenecker will provide services to the Company as a member of the board of directors. Under the terms of the agreement, Mr. Longenecker will receive an initial retainer fee of $7,000 and $2,000 per month plus any out of pocket expenses incurred. Mr. Longenecker assumed the position of President and Chief Executive Officer in December 2000, and the monthly payment of $2,000 on this consulting agreement is suspended. This Agreement was cancelled as of March 15, 2002.

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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 -  COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                                    2002               2001
                                                -----------        -----------

     Numerator for basic and diluted loss
       earnings per common share - net loss     $(2,318,071)       $(1,037,792)
                                                ============       ============
     Denominator for basic and diluted
       earnings per common stock - weighted
       average shares                            16,070,238         15,590,054
                                                ============        ===========
     Basic and diluted loss per common stock         $(0.14)            $(0.07)
                                                     =======            =======

NOTE 13 -  ATI NUKLEAR AG

Effective August 15, 2000, the Company entered into a licensing agreement (the "AG License"), whereby the Company granted to ATI Nuklear AG (a German company then owned 51% by the Company and 49% by ATI) the exclusive right and license to market and sell the Company's technology for a period of five years in a specified territory. As consideration for the license, ATI Nuklear AG was to pay a total of $1,000,000 through August 20, 2001. The Company recorded this transaction as a deferred revenue to be recognized over the period of 5 years (the term of the AG License). As of March 31, 2002, $350,000 has been recognized as revenue, which leaves a deferred revenue of $650,000 remaining, of which $200,000 is current. In connection with the licensing agreement, the Company incurred $399,764 of research and development expenses which were paid on its behalf by ATI. These expenses were offset against the $1,000,000 receivable from ATI for the sale of the license.

On June 11, 2001, the Company entered into an agreement to modify the AG License (the "Modification Agreement"). The Modification Agreement granted to Nurescell AG an exclusive, transferable, right and license to market, distribute, sublicense, sell, transfer and, otherwise, commercially market the Company's technology and products in the European Union, the British Isles, Russian Federation, Uzbekistan, Krygikistan, Afghanistan, Pakistan, Kazakhstan, Iran, Turkey, Ukraine, the Baltic Republics, Georgia, Poland, Hungary, Czech Republic, Slovakia, Slovenia, Egypt, South Africa, Israel, Algeria, Libya, the UAE, Iraq, Lebanon, Saudi Arabia and Kuwait.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 -  ATI NUKLEAR AG (Continued)

Under the Modification Agreement, ATI Nuklear AG is to pay the Company a royalty in the amount of 8% of the net sales of the technology. In the event that the technology or products are incorporated into another product, the royalty is to be computed on the entire price of the products, as well as the coating or application of the product on another substance or substances. Under the terms of the Modification Agreement, the Company also agreed to relinquish all ownership in ATI Nuklear AG, as well as execute a convertible promissory note for all amounts advanced by ATI Nuklear AG under the AG License (the "Convertible Note"). As part of the agreement, ATI agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis, advancing a total of $133,033 through March 31, 2002 (see Note 5 and 9).

A termination fee of $1,000,000 has been recorded as a note payable to ATI under the Modification Agreement. This amount is not a recurring expense and, accordingly, has been classified as other expense in the accompanying statement of operations for the year ended March 31, 2002.

As of September 30, 2001, the Company, ATI and ATI Nuklear AG modified the Modification Agreement, the result of which was, among other things, (i) the Company was released from any and all past, present and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG,
(ii) the Company agreed that all payments required of ATI Nuklear AG, pursuant to the AG License (other than the 8% royalty payments), were deemed paid in full, (iii) the Convertible Note was cancelled and (iv) the Company executed a $1 million secured convertible promissory note payable to ATI Nuklear AG (see
Note 6 to the financial statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company is a development stage company, with its operations to date principally consisting of research, development, testing and marketing of its technology (the "Nurescell Technology"). The Company is presently focused on marketing its product to the medical and nuclear industries. From inception to March 31, 2002, the Company has obtained approximately $908,500 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $102,500 through the exercise of stock options, and another $875,000 through the issuance of convertible promissory notes (the "Notes"). Finally, the Company has received $540,000 in advances and incurred approximately $400,000 in various expense chargebacks from a major shareholder through March 31, 2002. Through March 31, 2002, the Company utilized all of these proceeds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $2,318,071 for the year ended March 31, 2002. From May 12, 1998 (inception) through March 31, 2002, the Company has had a cumulative loss of $10,446,581. To date the Company has concluded negotiations for the distribution of its product in Europe, Russia, and the United Kingdom, however, its product has not yet been commercialized in those territories.

This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2002 AND 2001: Net sales of $4,895 for the ended March 31, 2002 were approximately equal to the net sales of $4,916 for the year ended March 31, 2001.

Operating expenses of $1,041,915 for the year ended March 31, 2002 were $174,256 lower than the operating expenses of $1,216,171 for the year ended March 31, 2001, due primarily to decreases in general and administrative expenses which were primarily attributable to a significant reduction in personnel, which resulted in a decrease in overhead, including salaries, bonuses, stock options, rent, travel, and legal expenses.

Interest expense of $481,051 for the year ended March 31, 2002 was $239,764 higher than the interest expense of $241,287 for the year ended March 31, 2001 due to the penalty due to Triton for the Company's failure to complete the registration of the warrants on the convertible notes.

Licensing fees generated revenue of $200,000 for the year ended March 31, 2002, which was $50,000 higher than the licensing fee revenue of $150,000 for the year ended March 31, 2001 due to the license agreement between the Company and ATI Nuklear AG. See Note 13 to the Company's Financial Statements.

As a result of the above factors, the net loss for the year ended March 31, 2002 was $2,318,071, or $0.14 per share, as compared to a net loss of $1,037,792 or $0.07 per share for the year ended March 31, 2001.

FINANCIAL POSITION. Total assets decreased from $671,177 at March 31, 2001 to $57,697 at March 31, 2001. The decrease is primarily attributed to a decrease in cash of $14,707 and a decrease in accounts receivable of $443,180, a write down of obsolete inventory of $4,515, and a decrease in prepaid expenses of $10,132.

Total liabilities increased from $2,184,929 at March 31, 2001 to $3,889,520 at March 31, 2002. The increase is primarily attributed to an increase in amounts payable to ATI of $1,000,000 (due to the change in the ATI agreement), an accounts payable increase of $101,545, an increase in accrued expenses of $661,356 offset in part by a decrease in unearned revenue of $200,000.

LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations and to engage in continued marketing and sales activity. The amount of expenditures required to maintain operations and meets the Company's debt obligations far exceeds existing cash overdraft, which was $(849) at March 31, 2002.

Amounts due to shareholders and officers at March 31, 2002 consists of short-term cash advances of $133,003 from Advanced Technology Industries, Inc. ("ATI") (a major shareholder which owns the company to which the Company's technology is licensed). This advance is non-interest bearing and payable on demand. Also included in the balance is a $63,876 cash advance from Mr. Adrian Joseph, a shareholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the year ended March 31, 2002 was $6,388. Total interest accrued on this note is $8,048. Also included in the balance is a $14,748 cash advance from Mr. James Samuelson, a current officer and director of the Company. This advance is non-interest bearing and is payable on demand.

During the year ended March 31, 2002, the Company has obtained liquidity primarily from the proceeds received from borrowings and advances from ATI, summarized in the first paragraph of this Item discussion.

On January 31, 2002, the Company defaulted on its first payment with respect to convertible note payable to ATI Inc. Both parties have entered into discussions to remedy the default, and no action against the Company is pending at this time. On December 1, 2001 the Company has defaulted with respect to two convertible notes payable to Triton Private Equity Fund. Both parties have entered into discussions to remedy the default. Failure to reach a remedy may result in litigation against the Company. See Note 6 to the Financial Statements.

The Company does not believe that the proceeds to be received from ATI, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements. There can be no assurance that funds can be obtained to fund the Company's operations and capital requirements until March 31, 2003 or that any funds obtained will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances.

The Company's financial statements for the year ended March 31, 2002 have been prepared assuming the Company will continue as a going concern. The presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $750,000 in additional funding over the next two years in order to complete the necessary testing and marketing of its Nurescell Technology. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

                                       III-1

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

          10.16 Employment Agreement between the Company and William Wilson dated March 1, 2000 (6)

          10.17 Consulting Agreement between the Company and Robert Merriman dated as of June 9, 2000 (6)

          10.18 Investment Agreement between the Company and Nurescell AG Dated August 15, 2000 (7)

          10.19 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (7)

          10.20 Transaction Restructure Agreement between the Company, Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of September 30, 2001.

           99.1     Certification required by Section 906 Sarbanes-Oxley Act of
                    2002

                                      III-2

          (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0-25377). Exhibit numbers from that Registration Statement has been retained.

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

          (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No.
               0-25377)

          (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2000 (File No. 0-25377)

          (8) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)

          (9) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 2000 (File No. 0-25377)

                                     III-3

                                   SIGNATURES

     In accordance with Section 13 of the Securities and Exchange Act of 1934, As amended ("Exchange Act") the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Irvine, State of California, on the 14th day of August, 2002.

                          NURESCELL INC.

                          By: /s/ JAMES SAMUELSON
                              -------------------------------------------
                              James Samuelson, Chief Financial Officer

                           By: /s/ SHELBY BREWER
                              -------------------------------------------
                              SHELBY BREWER, DIRECTOR

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE
---------                           -----

/s/ JAMES SAMUELSON              Chief Financial Officer
-------------------------
* JAMES SAMUELSON

/s/ SHELBY T. BREWER             Director
-------------------------
*Shelby T. Brewer