Form 10QSB
period 2002-06-30
NURESCELL INC
filed 2002-09-13
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  /X/    For quarterly period ended June 30, 2002

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
                          2030 MAIN STREET, SUITE 1300,
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

                          Yes  /X/      No  / /

Number of shares of Common Stock outstanding at September 1, 2002: 16,070,238

Transitional Small Business Disclosure Format (check one):    Yes /X/   No / /

PART I - FINANCIAL STATEMENTS

                                   NURESCELL INC.
                        (A Company in the Development Stage)
                               CONDENSED BALANCE SHEET

                                                                       June 30, 2002
                                                                        (Unaudited)
                                                                       -------------
ASSETS

Current assets
   Inventory                                                           $    10,022
                                                                       ------------
     TOTAL CURRENT ASSETS                                                   10,022

Property and equipment net of accumulated
     depreciation and amortization of $47,385                               43,786
                                                                       ------------

TOTAL ASSETS                                                           $    53,808
                                                                       ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
   Cash overdraft                                                      $        70
   Convertible notes payable                                             1,720,000
   Accounts payable                                                        234,637
   Due to shareholders and officers                                        249,530
   Accrued expenses                                                      1,180,447
   Unearned revenue                                                        200,000
                                                                       ------------
     TOTAL CURRENT LIABILITIES                                           3,584,648

Unearned revenue                                                           400,000
                                                                       ------------
     TOTAL LIABILITIES                                                   3,984,684

Shareholders' deficiency
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                               -
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     16,070,238 shares issued and 16,060,025 shares outstanding              1,607
   Additional paid-in capital                                            6,668,151
   Stock subscription receivable                                           (25,000)
   Treasury stock, at cost; 10,213 shares at June 30,2002                  (30,000)
   Deficit accumulated during the development stage                    (10,545,634)
                                                                       ------------
      TOTAL SHAREHOLDERS' DEFICIENCY                                    (3,930,876)
                                                                       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                         $    53,808
                                                                       ============

              See accompanying notes to condensed financial statements


                                          NURESCELL INC.
                               (A Company in the Development Stage)
                                CONDENSED STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                                 For the period
                                               For the three    For the three     May 12, 1998
                                                months ended    months ended   (Date of Inception)
                                               June 30, 2002    June 30,2001     to June 30, 2002
                                                (Unaudited)      (Unaudited)       (Unaudited)
                                               -------------    -------------    ----------------
SALES                                          $          -     $      4,895     $     18,511
COST OF SALES                                             -                -           21,850
                                               -------------    -------------    -------------
GROSS PROFIT (LOSS)                                       -            4,895           (3,339)
OPERATING EXPENSES
   Bad debts                                              -                -            8,700
   Loss on inventory write down                           -                -           54,515
   Write off of intangible assets                         -                -           87,944
   Research and development                               -                -          472,476
   General and administrative                        65,967          134,911        8,274,351
   Depreciation                                       3,889            3,931           47,385
                                               -------------    -------------    -------------
TOTAL EXPENSES                                       69,856          138,842        8,945,371
                                               -------------    -------------    -------------
LOSS FROM OPERATIONS                                (69,856)        (133,947)      (8,948,710)

OTHER INCOME (EXPENSE)
   Interest income                                        -                             8,440
   Interest expense                                 (79,197)         (16,053)      (1,276,986)
   Loss on abandonment of computer software               -                -           (6,778)
   License fee revenue                               50,000         (548,524)         400,000
   Termination fee                                        -                -       (1,000,000)
   Gain on conversion of debt                             -                -          280,000
                                               -------------    -------------    -------------
TOTAL OTHER INCOME (EXPENSE)                        (29,197)        (564,577)      (1,595,324)
                                               -------------    -------------    -------------
NET LOSS BEFORE TAXES                               (99,053)        (698,524)     (10,544,034)

PROVISION FOR INCOME TAXES                                -                -            1,600
                                               -------------    -------------    -------------
NET LOSS                                       $    (99,053)        (698,524)     (10,545,634)
                                               =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE               $      (0.01)    $      (0.04)
                                               =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                     16,070,238       16,070,238
                                               =============    =============

                     See accompanying notes to condensed financial statements

                                                           NURESCELL INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                                  FOR THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002
                                                             (UNAUDITED)

                                                       COMMON STOCK    ADDITIONAL
                                                   -------------------   PAID IN   STOCK SUB   TREASURY   ACCUMULATED
                                                      SHARES   AMOUNT    CAPITAL   RECEIVABLE   STOCK       DEFICIT        TOTAL
                                                   ----------- ------- ----------- ---------  ---------  -------------  ------------

BALANCE, April 1,                                  15,191,788   1,519   6,129,564        --    (30,000)    (7,090,718)     (989,635)

Issuance of common stock
  Exercise of stock options (May 2000 at
     $1.00 per share)                                   7,500       1       7,499        --         --             --         7,500
  Exercise of stock options (June 2000 at
     $0.25 per share)                                 100,000      10      24,990   (25,000)        --             --            --
  Settlement of lawsuit (August 2000 at
     $1.03 per share)                                  34,000       3      35,058        --         --             --        35,061
  Settlement of lawsuit (February 2001 at
     $0.34 per share)                                  50,000       5      17,185        --         --             --        17,190
  Conversion of debt (August 2000 at $0.53
     per share)                                       250,000      25     132,475        --         --             --       132,500
  Conversion of debt (January 2001 at
     $0.59 per share)                                 336,950      34     100,000        --         --             --       100,034
  Stock issued for services to an employee
     (August 2000 at $0.62 per share)                 100,000      10      62,490        --         --             --        62,500
Fair value of options and warrants                         --      --     158,890        --         --             --       158,890
Net loss for the year ended March 31, 2001                 --      --          --        --         --     (1,037,792)   (1,037,792)
                                                   ----------- ------- ----------- ---------  ---------  -------------  ------------
BALANCE, MARCH 31, 2001                            16,070,238   1,607   6,668,151   (25,000)   (30,000)    (8,128,510)   (1,513,752)

Net loss for the year ended March 31, 2002                 --      --          --        --         --     (2,318,071)    2,318,071)
                                                   ----------- ------- ----------- ---------  ---------  -------------  ------------
BALANCE, MARCH 31, 2002                            16,070,238   1,607   6,668,151   (25,000)   (30,000)   (10,446,581)   (3,831,823)

Net loss for three months ended June 30, 2002              --      --          --        --         --        (99,053)      (99,053)
                                                   ----------- ------- ----------- ---------  ---------  -------------  ------------
BALANCE. JUNE 30, 2002                             16,070,238  $1,607  $6,668,151  $(25,000)  $(30,000)  $(10,545,634)  $(3,930,876)
                                                   =========== ======= =========== =========  =========  =============  ============

                                      See accompanying notes to condensed financial statements

                                                                  4

                                                       NURESCELL INC.
                                            (A Company in the Development Stage)
                                             CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                          For the period
                                                               For the three         For the three         May 12, 1998
                                                                months ended          months ended      (Date of Inception)
                                                               June 30, 2002         June 30, 2001        to June 30, 2002
                                                                (Unaudited)           (Unaudited)           (Unaudited)
                                                               -------------         -------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $    (99,053)         $   (698,524)         $(10,545,634)
Adjustments:
     Depreciation                                                     3,889                 3,931                48,607
     Bad debts                                                            -                     -                 8,700
     Inventory write down                                                 -                     -                54,515
     Write-off of intangible assets                                       -                     -                87,944
     Amortization of discount on notes payable and
       deferred financing cost                                            -                     -               556,579
     Loss on abandonment of computer software                             -                     -                 6,778
     Issuance of stock for services                                       -                     -             4,380,882
     Gain on conversion of debt                                           -                     -              (280,000)
     Fair value of options and warrants                                   -                     -               880,646
     (Increase) decrease in:
       Accounts receivable                                                -                     -                (8,700)
       Inventory                                                          -                (2,200)              (64,537)
       Other prepaid expenses                                             -               (20,779)                    -
     Increase (decrease) in:
       Accounts payable                                             (22,407)                5,319               234,637
       Accrued expenses                                             161,350                (3,964)            1,211,350
       Accrued termination fee                                            -                     -             1,000,000
       Unearned revenue                                             (50,000)              150,000               600,000
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Operating Activities                (6,221)             (566,217)           (1,828,233)
                                                               -------------         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  -                     -               (99,171)
     Other assets                                                         -                (2,000)              (87,944)
                                                               -------------         -------------         -------------
          Net Cash Flows Used by Investing Activities                     -                (2,000)             (187,115)
                                                               -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                   -                     -             1,018,000
     Proceeds from issuance of notes                                      -                     -               875,000
     Proceeds from shareholders and officer loans                     7,000                51,500               218,627
     Proceed from ATI loan                                                -               506,957                     -
     Prepaid Finance Costs                                                -                     -               (96,349)
                                                               -------------         -------------         -------------
          Net Cash Flows Provided by Financing Activities             7,000               558,457             2,015,278
                                                               -------------         -------------         -------------
Net increase (decrease) in cash                                         779                (9,760)                  (70)
Cash at beginning of period                                            (849)               13,858                     -
                                                               -------------         -------------         -------------
Cash at end of period                                          $        (70)         $      4,098          $        (70)
                                                               =============         =============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                    $          -          $          -          $      7,359
                                                               =============         =============         =============
     Cash paid for taxes                                       $          -          $          -          $      1,600
                                                               =============         =============         =============

                                  See accompanying notes to condensed financial statements

                                                             5

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1: MANAGEMENT REPRESENTATION

The financial statements included herein have been prepared by Nurescell Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended March 31, 2002 included in the Company's annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. The interim results are not necessarily indicative of the results for the full year.

NOTE 2: GOING CONCERN

The Company has accumulated net losses of $10,545,634 and a shareholders' deficiency of $3,930,876 as of June 30, 2002. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


NOTE 4: INVENTORIES

Inventories consisted of the following at June 30, 2002:

               Raw material                                  $      10,022
                                                             --------------
                                                             $      10,022
                                                             ==============

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 5: DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders at June 30, 2002 consist of $170,874 in short term cash advances from Advanced Technology Industries, Inc. ("ATI") (a major shareholder) to whom the Company's technology is licensed. This advance is non-interest bearing. See Note 10. Also included in the balance is a $63,877 cash advance from Mr. Adrian Joseph, a shareholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the three months ended June 30, 2002 was $1,597. Interest accrued on this loan for the year ended March 31, 2002 was $8,048. Total interest accrued on this note is $9,645. Also included in the balance is a $14,748 cash advance from Mr. James Samuelson, a current officer and director of the Company. This advance is non-interest bearing and is payable on demand.

NOTE 6: CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value of $385,000 and bearing interest at 8% per annum ("December Note" and "February Note"). Interest for the December and February notes is due quarterly beginning March 31, 2000 and June 30, 2000, respectively. Total interest accrued on both notes as of June 30, 2002 was $148,227. The Company is also liable for certain penalties due to a breach of registration rights agreement in connection with above notes. Total penalties accrued amounted to $420,438 as of June 30, 2002. Both interest and penalties are included in accrued expenses as of June 30, 2002. For both notes, the Company recorded an original issue discount of $270,000, legal fees in the amount of $28,500 and finders' fee in the amount of $50,000. Additionally, a non-refundable fee of $25,000 was withheld by Triton to reserve an equity credit line, which the Company has decided not to pursue. These costs were recorded as additional debt discount and were amortized to interest expense immediately in fiscal 2000.

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

The Company executed a $1 million secured convertible promissory note payable to ATI Nuklear AG (formerly known as Nurescell AG) bearing interest at 8% per annum, with principal and interest to be paid in 32 equal monthly payments of $34,805 each, beginning on November 30, 2001. Any remaining principal balance and accrued interest is due and payable on September 30, 2004. The note is secured by (i) 15,000,000 shares of the Company's common stock and, (ii) a first priority security interest in the Company's technology and (iii) all royalties due to ATI Nuklear AG. The Company did not make scheduled monthly payments and is in default as to the principal and interest payments. Interest accrued on this note payable as of June 30, 2002 amounted to $60,000 and is included in accrued expenses in the accompanying balance sheet.

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 7:  ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2002:

              Accrued directors' fees                            $   58,000
              Accrued salary                                        463,125
              Accrued interest and penalties ($60,000               638,310
                      related parties)
              Accrued payroll taxes                                   6,362
              Other advances                                         14,650
                                                                 -----------
                                                                 $1,180,447
                                                                 ===========
NOTE 8: SHAREHOLDERS' DEFICIENCY

No stock, options or warrants were issued and no corresponding expense was recorded for the three months ended June 30, 2002.

Options and warrants to purchase 448,000 and 655,500 shares of the Company's Common Stock were outstanding at June 30, 2002 and June 30, 2001, respectively. Options and warrants outstanding were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

     Options to purchase common stock                              250,000
     Warrants to purchase common stock                             198,000
     Common stock reserved for the conversion of
       note payable to ATI                                      15,000,000
     Convertible note payable (assumed conversion at
       June 30, 2002 market price at discount)                  75,800,000
                                                                -----------
      Total at June 30, 2002                                    91,248,000
                                                                ===========

The following is a summary of stock options activity from March 31, 1999 through June 30, 2002:

                                                                Weighted Average
                                             Number of Shares        Prices
                                             ----------------   ----------------

     Balance outstanding at March 31, 1999        484,000            $0.63
       Granted                                    661,000            $1.24
       Exercised                                 (145,000)           $0.66
       Expired                                       -                 -
                                                ----------
     Balance outstanding at March 31, 2000      1,000,000            $1.03
       Granted                                    150,000            $0.83
       Exercised                                 (107,500)           $0.30
       Expired                                   (585,000)             -
                                                ----------
     Balance outstanding at March 31, 2001        457,500            $1.46
       Granted                                       -                 -
       Exercised                                     -                 -
       Expired                                   (207,500)             -
                                                ----------
     Balance outstanding at March 31, 2002        250,000            $1.64
       Granted                                       -                 -
       Exercised                                     -                 -
       Expired                                   (250,000)           (1.64)
                                                ----------
     Balance outstanding at June 30, 2002            -               $ -
                                                ==========

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 8: SHAREHOLDERS' EQUITY (Continued)

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock as of June 30, 2002:

                                    Number of Shares
                                       Subject to
                                        Warrants        Price Range
                                    ----------------  --------------

         Balance - April 1, 1999            98,000         $1.00
           Granted                         100,000    $2.25 - $4.00
           Exercised                          -            $1.00
                                         ---------
         Balance - March 31, 2000          198,000     $1.00 - $4.00
           Granted                            -
           Exercised                          -
           Expired                            -
                                         ---------
         Balance - March 31, 2001          198,000     $0.50 - $4.00
           Granted                            -
           Exercised                          -
                                         ---------
         Balance - March 31, 2002          198,000     $0.50 - $4.00
           Granted                            -
           Exercised                          -
           EXPIRED                          (98,000)        $0.50
                                           ---------
         Balance - June 30, 2002           100,000     $2.25 - $4.00
                                         =========


The following table summarizes information about stock warrants outstanding at June 30, 2002:

                                              Outstanding                             Exercisable
                                --------------------------------------          -----------------------
                                                            Weighted                          Weighted
                                  Total                      Average              Total        Average
                                  Number                    Exercise             Number       Exercise
   Ranges of Exercise Prices    Outstanding                  Price             Exercisable     Price
   -------------------------    -----------                 --------           -----------    --------

         $2.25 - $4.00            100,000                     $3.56               100,000       $3.56
                                 ---------                                       ---------

                                  100,000                                         100,000
                                 =========                                       =========

The above warrants expire as follows; 25,000 on December 15, 2002 (exercise price of $2.25) and 75,000 on February 8, 2003 (exercise price of $4.00)

NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received advances from two of its shareholders totaling $234,751 (See Note 5).

The Company has also entered into consulting contracts with one of its directors as a means of inducing the director to devote additional time and effort to the Company over and above the time normally expected of a director. This contract provides for payments of $2,000 per month to said director under contract, and has no stated termination date but is cancelable by either party on 30 days written notice. The amount paid by the Company under this contract was $0 during the three months ended June 30, 2002. The amount accrued to this director for his services for the three months ended June 30, 2002 was $6,000.

The Company has entered into certain transactions with related companies, ATI and ATI Nuklear AG. The Company and ATI share a common management (see Note 10 for a description of those transactions).

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 10 -NURESCELL AG

Effective August 15, 2000, the Company entered into a licensing agreement (the "AG License"), whereby the Company granted to ATI Nuklear AG (a German company then owned 51% by the Company and 49% by ATI) the exclusive right and license to market and sell the Company's technology for a period of five years in a specified territory. As consideration for the license, ATI Nuklear AG was to pay a total of $1,000,000 through August 20, 2001. The Company recorded this transaction as a deferred revenue to be recognized over the period of 5 years (the term of the AG License). As of June 30, 2002, $400,000 has been recognized as revenue, which leaves a unearned revenue of $600,000 remaining, of which $200,000 is current. In connection with the licensing agreement, the Company incurred $399,764 of research and development expenses which were paid on its behalf by ATI. The license agreement allows these expenses to be offset against the $1,000,000 receivable from ATI for the sale of the license.

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

Under the Modification Agreement, ATI Nuklear AG is to pay the Company a royalty in the amount of 8% of the net sales of the technology. In the event that the technology or products are incorporated into another product, the royalty is to be computed on the entire price of the products, as well as the coating or application of the product on another substance or substances. Under the terms of the Modification Agreement, the Company also agreed to relinquish all ownership in ATI Nuklear AG, as well as execute a convertible promissory note for all amounts advanced by ATI Nuklear AG under the AG License (the "Convertible Note"). As part of the agreement, ATI agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis, advancing a total of $170,906 through June 30, 2002 (see Note 5 and 10).

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

PLAN OF OPERATION

The Company is a development stage company, with its operations to date principally consisting of research, development and testing and marketing of its technology (the "Nurescell Technology"). The Company is presently focused on marketing its product to the medical and nuclear industries. From inception to June 30, 2002, the Company has obtained approximately $908,000 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $102,500 through the exercise of stock options, and another $729,000 through the issuance of convertible promissory notes (the "Notes"). Finally, the Company has received $577,884 in advances and incurred $568,300 in licensing fee and various expense chargebacks from a major shareholder through June 30, 2002. The Company utilized all of these proceeds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $99,053 for the three months ended June 30, 2002. From May 12, 1998 (inception) through June 30, 2002, the Company has had a cumulative loss of $10,545,634. The Company has concluded negotiations for the distribution of its product in Europe, Russia, and the United Kingdom.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001:
Net sales of $ 0 for the three-month period ended June 30, 2002 were $4,895 less than the net sales of $4,895 for the three-month period ended June 30, 2001. Sales are still small as the Company is still in the development stage.

Operating expenses of $69,856 for the three-month period ended June 30, 2002 were significantly lower than the operating expenses of $138,842 for the three-month period ended June 30, 2001, due primarily to decreases in general and administrative expenses which were primarily attributable to a significant decrease in overhead, including salaries, rent, travel, and legal expenses.

Interest expense of $79,197 for the three-month period ended June 30, 2002 was $63,144 higher than the interest expense of $16,053 for the three-month period ended June 30, 2001 due to the imposition of penalties by Triton for failure to register the stock warrants as required under convertible debenture.

Licensing fees generated revenue of $50,000 in the three months ended June 30, 2002, which was $598,524higher than the licensing fee revenue of $(548,524) for the three months ended June 30, 2001 due to the reversal of the license agreement between the Company and ATI Nuklear AG, the reinstatement of the licensing fee agreement. The Company then incurred a $1,000,000 termination fee charge from ATI Nuklear AG. See Note 9 to the Company's Financial Statements.

As a result of the above factors, the net loss for the three-month period ended June 30, 2002 was $99,053, or $0.01 per share, as compared to a net loss of $698,524 or $0.04 per share for the three-month period ended June 30, 2001.

FINANCIAL POSITION. Total assets decreased from $57,697 at March 31, 2002 to $53,808 at June 30, 2002. The decrease is primarily attributed to a decrease in cash of $ 779 and depreciation expense of $3,889..

Total liabilities increased from $3,889,520 at March 31, 2002 to $3,984,684 at June 30, 2002. The increase in primarily attributed to a increase in accrued expenses of $161,350, a increase in due to shareholders of $7,000, offset in part by a decrease in unearned revenue of $50,000 and a decrease in accounts payable of $22,407

Shareholders' deficiency increased from $3,831,823 at March 31, 2002 to $3,930,876 at June 30, 2002. The decrease is caused by the net loss of $99,053 for the three-month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations and to engage in continued marketing and sales activity. The amount of expenditures required to maintain operations far exceeds existing cash, which was $ (70) at June 30, 2002.

From March 31, 2002 to June 30, 2002, the Company's cash and cash equivalents decreased $779. In addition, total liabilities of the Company were $3,984.684 at June 30, 2002. As of July 1, 2002, cash is being depleted at the rate of approximately $300 per month, a decrease of $300 per month from the period ended June 30, 2002.

The Company's cash flow used in operating activities decreased from $566,217 for the three-month period ended June 30, 2001 to $6,221 for the three-month period ended June 30, 2002. This increase is primarily attributed to chargebacks to the Company attributed to the "ATI" agreement at June 30, 2001, offset in part by a decrease in the Company's other operating expenses, such as rent, salaries, taxes, phone, travel, and utilities.

During the three-month period ended June 30, 2002, the Company has obtained liquidity primarily from the proceeds received from advances from ATI.

The Company doubts that the proceeds to be received from future royalties, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until at least September 30, 2002. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until September 30, 2002 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances.

The Company's financial statements for the quarter ended June 30, 2002 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2002, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $750,000 in additional funding over the next two years in order to complete the necessary marketing of its Nurescell Technology. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company is in default with respect to the payment of interest on the promissory notes described in Note 6 to the financial statements which are part of this report. The total unpaid interest on those promissory notes to date is $208,227.

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

          (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No.
               0-25377)

          (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2000 (File No. 0-25377)

          (8) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)

          (9) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 2000 (File No. 0-25377)

                                      III-2

(b) No report on Form 8-K was filed during the Company's fiscal quarter ended June 30, 2002.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 19th day of August, 2002.

                  NURESCELL INC.

                  By: /s/ JAMES SAMUELSON
                  -------------------------------------------------------------
                  James Samuelson, Chief Financial Officer and acting President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE
---------                           -----



/s/ JAMES SAMUELSON              Chief Financial Officer and acting President
-------------------------
* JAMES SAMUELSON

                           CERTIFICATION OF PRESIDENT

I, James Samuelson, certify that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of Nurescell Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

                                                 /S/ JAMES SAMUELSON
                                            ---------------------------------
                                            James Samuelson, Acting President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James Samuelson, certify that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of Nurescell Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

                                                /S/ JAMES SAMUELSON
                                       ----------------------------------------
                                       James Samuelson, Chief Financial Officer