Form 10QSB
period 2002-09-30
NURESCELL INC
filed 2002-12-19
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                /X/ FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 YES /X/ NO / /

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT DECEMBER 10, 2002: 16,060,025

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES /X/ NO / /

                                 NURESCELL INC.
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2002




                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM I - FINANCIAL STATEMENTS                                         2-11

    ITEM 2. - Management's Discussion and Analysis of Financial
             Condition and Plan of Operation                             12-14

    ITEM 3. - Controls and Procedures                                       14

PART II - Other Information

    ITEM 1. - Legal Proceedings                                             14

    ITEM 2. - Changes in Securities and Use of Proceeds                     14

    ITEM 3. - Defaults Upon Senior Securities                               14

    ITEM 4. - Submission of Matters To A Vote Of Security Holders           14

    ITEM 5. - Other Information                                             14

    ITEM 6. - Exhibits and Reports on Form 8-K                           14-16

              Signatures and Required Certification                      17-19

PART I - FINANCIAL STATEMENTS

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                             CONDENSED BALANCE SHEET

                                                                              At
                                                                     September 30, 2002
                                                                        (Unaudited)
                                                                       -------------
ASSETS

Current assets
   Inventory                                                           $    10,022
                                                                       ------------
     TOTAL CURRENT ASSETS                                                   10,022

Property and equipment net of accumulated
     depreciation and amortization of $51,274                               39,897
                                                                       ------------

TOTAL ASSETS                                                           $    49,919
                                                                       ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
   Convertible notes payable                                           $ 1,720,000
   Accounts payable                                                        264,484
   Due to shareholders and officers                                        249,531
    Accrued expenses                                                     1,295,426
   Unearned revenue                                                        200,000
                                                                       ------------
     TOTAL CURRENT LIABILITIES                                           3,729,441

Unearned revenue                                                           350,000
                                                                       ------------
     TOTAL LIABILITIES                                                   4,079,441

Shareholders' deficiency
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                              --
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     16,070,238 shares issued and 16,060,025 shares outstanding              1,607
   Additional paid-in capital                                            6,668,151
   Stock subscription receivable                                           (25,000)
   Treasury stock, at cost; 10,213 shares at September 30,2002             (30,000)
   Deficit accumulated during the development stage                    (10,644,280)
                                                                       ------------
      TOTAL SHAREHOLDERS' DEFICIENCY                                    (4,029,522)
                                                                       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                         $    49,919
                                                                       ============

              See accompanying notes to condensed financial statements


                                          2



                                          NURESCELL INC.
                               (A Company in the Development Stage)
                                CONDENSED STATEMENTS OF OPERATIONS


                                                                                   Cumulative
                                                                                 For the period
                                                For the six     For the six     May 12, 1998
                                                months ended    months ended   (Date of Inception)
                                            September 30,2002  September 30,2001 to September 30,2002
                                                (Unaudited)      (Unaudited)       (Unaudited)
                                               -------------    -------------    -------------
SALES                                          $          -     $      4,895     $     18,511
COST OF SALES                                             -                -           21,850
                                               -------------    -------------    -------------
GROSS PROFIT (LOSS)                                       -            4,895           (3,339)
OPERATING EXPENSES
   Bad debts                                              -                -            8,700
   Loss on inventory write down                           -                -           54,515
   Write off of intangible assets                         -                -           87,944
   Research and development                               -          399,764          472,476
   General and administrative                       191,161          212,649        8,398,323
   Depreciation                                       7,778            7,779           52,496
                                               -------------    -------------    -------------
TOTAL EXPENSES                                      198,939          620,192        9,074,454
                                               -------------    -------------    -------------
LOSS FROM OPERATIONS                               (198,939)        (615,297)      (9,077,793)

OTHER INCOME (EXPENSE)
   Interest income                                        -                -            8,440
   Interest expense                                 (98,760)         (33,416)      (1,296,549)
   Loss on abandonment of computer software               -                -           (6,778)
   License fee revenue                              100,000          100,000          450,000
   Termination fee                                        -       (1,000,000)      (1,000,000)
   Gain on conversion of debt                             -                -          280,000
                                               -------------    -------------    -------------
TOTAL OTHER INCOME (EXPENSE)                          1,240        (933,416)      ( 1,564,887)
                                               -------------    -------------    -------------
NET LOSS BEFORE TAXES                              (197,699)      (1,548,713)     (10,642,680)

PROVISION FOR INCOME TAXES                                -                -            1,600
                                               -------------    -------------    -------------
NET LOSS                                       $   (197,699)      (1,548,713)     (10,644,280)
                                               =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE               $      (0.01)    $      (0.10)
                                               =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                     16,060,025       16,060,025
                                               ==============   ==============

                     See accompanying notes to condensed financial statements


                                                 3


                                 NURESCELL INC.
                      (A Company in the Development Stage)
                       CONDENSED STATEMENTS OF OPERATIONS




                                              For the three      For the three
                                              months ended        months ended
                                            September 30,2002  September 30,2001
                                               (Unaudited)        (Unaudited)
                                               ------------      ------------

SALES                                          $         -       $         -
COST OF SALES                                            -                 -
                                               ------------      ------------
GROSS PROFIT (LOSS)                                      -                 -

OPERATING EXPENSES
   Bad debts                                             -                 -
   Loss on inventory write down                          -                 -
   Write off of intangible assets                        -                 -
   Research and development                              -                 -
   General and administrative                      125,194           125,983
   Depreciation                                      3,889             3,847
                                               ------------      ------------
TOTAL EXPENSES                                     129,083           129,830
                                               ------------      ------------
LOSS FROM OPERATIONS                              (129,083)         (129,830)

OTHER INCOME (EXPENSE)
   Interest income                                       -                 -
   Interest expense                                (19,563)          (16,327)
   License fee revenue                              50,000            50,000
   Termination fee                                       -        (1,000,000)
                                               ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                        30,437          (966,327)
                                               ------------      ------------
NET LOSS BEFORE TAXES                              (98,646)       (1,096,157)

PROVISION FOR INCOME TAXES                               -                 -
                                               ------------      ------------
NET LOSS                                       $   (98,646)       (1,096,157)
                                               ============      ============

BASIC AND DILUTED LOSS PER SHARE               $     (0.01)      $     (0.07)
                                               ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    16,060,025        16,060,025
                                               ============      ============

            See accompanying notes to condensed financial statements


                                                           NURESCELL INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                                  FOR THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION) TO September 30, 2002
                                                            (UNAUDITED)

                                                       COMMON STOCK    ADDITIONAL
                                                   -------------------   PAID IN   STOCK SUB   TREASURY   ACCUMULATED
                                                      SHARES   AMOUNT    CAPITAL   RECEIVABLE   STOCK       DEFICIT        TOTAL
                                                   ----------- ------- ----------- ---------  ---------  -------------  ------------
BALANCE, April 1, 2000                             15,191,788   1,519   6,129,564        --    (30,000)    (7,090,718)     (989,635)

Issuance of common stock
  Exercise of stock options (May 2000 at
     $1.00 per share)                                   7,500       1       7,499        --         --             --         7,500
  Exercise of stock options (June 2000 at
     $0.25 per share)                                 100,000      10      24,990   (25,000)        --             --            --
  Settlement of lawsuit (August 2000 at
     $1.03 per share)                                  34,000       3      35,058        --         --             --        35,061
  Settlement of lawsuit (February 2001 at
     $0.34 per share)                                  50,000       5      17,185        --         --             --        17,190
  Conversion of debt (August 2000 at $0.53
     per share)                                       250,000      25     132,475        --         --             --       132,500
  Conversion of debt (January 2001 at
     $0.59 per share)                                 336,950      34     100,000        --         --             --       100,034
  Stock issued for services to an employee
     (August 2000 at $0.62 per share)                 100,000      10      62,490        --         --             --        62,500
Fair value of options and warrants                         --      --     158,890        --         --             --       158,890
Net loss for the year ended March 31, 2001                 --      --          --        --         --     (1,037,792)   (1,037,792)
                                                   ----------- ------- ----------- ---------  ---------  -------------  ------------
BALANCE, MARCH 31, 2001                            16,070,238   1,607   6,668,151   (25,000)   (30,000)    (8,128,510)   (1,513,752)

Net loss for the year ended March 31, 2002                 --      --          --        --         --     (2,318,071)    2,318,071)
                                                   ----------- ------- ----------- ---------  ---------  -------------  ------------
BALANCE, MARCH 31, 2002                            16,070,238   1,607   6,668,151   (25,000)   (30,000)   (10,446,581)   (3,831,823)

Net loss for six months ended September 30, 2002           --      --          --        --         --       (197,699)     (197,699)
                                                   ----------- ------- ----------- ---------  ---------  -------------  ------------
BALANCE. September 30, 2002                        16,070,238  $1,607  $6,668,151  $(25,000)  $(30,000)  $(10,644,280)  $(4,029,522)
                                                   =========== ======= =========== =========  =========  =============  ============




                                      See accompanying notes to condensed financial statements

                                                                               5


                                                       NURESCELL INC.
                                            (A Company in the Development Stage)
                                             CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                            Cumulative
                                                                                                          For the period
                                                                For the six           For the six         May 12, 1998
                                                                months ended          months ended      (Date of Inception)
                                                             September 30, 2002    September 30, 2001  to September 30, 2002
                                                                (Unaudited)           (Unaudited)           (Unaudited)
                                                               -------------         -------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $   (197,699)         $ (1,548,713)         $(10,644,280)
Adjustments:
     Depreciation                                                     7,778                 7,779                52,496
     Bad debts                                                            -                     -                 8,700
     Inventory write down                                                 -                     -                54,515
     Write-off of intangible assets                                       -                     -                87,944
     Amortization of discount on notes payable and
       deferred financing cost                                            -                     -               556,579
     Loss on abandonment of computer software                             -                     -                 6,778
     Issuance of stock for services                                       -                     -             4,380,882
     Gain on conversion of debt                                           -                     -              (280,000)
     Fair value of options and warrants                                   -                     -               880,646
     (Increase) decrease in:
       Accounts receivable                                                -               431,700                (8,700)
       Inventory                                                          -                (4,646)              (64,537)
       Other prepaid expenses                                             -                 5,271                     -
     Increase (decrease) in:
       Accounts payable                                               7,440                 7,304                264,484
       Accrued expenses                                             244,577                89,501              1,295,426
       Accrued termination fee                                            -             1,000,000              1,000,000
       Unearned revenue                                            (100,000)             (100,000)               550,000
                                                               -------------         -------------         --------------
          Net Cash Flows Used by Operating Activities               (37,904)             (111,804)            (1,859,067)
                                                               -------------         -------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  -                     -                (99,171)
     Other assets                                                         -                (2,000)               (87,944)
                                                               -------------         -------------         --------------
          Net Cash Flows Used by Investing Activities                     -                (2,000)              (187,115)
                                                               -------------         -------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                   -                     -              1,018,000
     Proceeds from issuance of notes                                      -                     -                875,000
     Proceeds from shareholders and officer loans                    37,904                99,946                249,531
     Prepaid Finance Costs                                                -                     -                (96,349)
                                                               -------------         -------------         --------------
          Net Cash Flows Provided by Financing Activities            37,904                99,946              2,046,182
                                                               -------------         -------------         --------------
Net increase (decrease) in cash                                           -               (13,858)                     -
Cash at beginning of period                                               -                13,858                      -
                                                               -------------         -------------         --------------
Cash at end of period                                          $          -          $          -          $           -
                                                               =============         =============         ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                    $          -          $          -          $       7,359
                                                               =============         =============         ==============
     Cash paid for taxes                                       $          -          $          -          $       1,600
                                                               =============         =============         ==============

                                  See accompanying notes to condensed financial statements

                                                            6

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1: DESCRIPTION OF BUSINESS AND MANAGEMENT REPRESENTATION

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

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended March 31, 2002 included in the Company's annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. The interim results are not necessarily indicative of the results for the full year.

NOTE 2: GOING CONCERN

The Company has accumulated net losses of $10,644,280 and a shareholders' deficiency of $4,029,522 as of September 30, 2002. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE: Basic Earnings per Share ("EPS") is calculated by dividing income available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back
(a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.


NOTE 4: INVENTORIES

Inventories consisted of the following at September 30, 2002:

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
                                                  ==============

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 5: DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders at September 30, 2002 consist of $170,906 in short term cash advances from Advanced Technology Industries, Inc. ("ATI") (a major shareholder) to whom the Company's technology is licensed. This advance is non-interest bearing. See Note 10. Also included in the balance is a $63,877 cash advance from Mr. Adrian Joseph, a shareholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the three months ended June 30, 2002 was $1,597. Total interest accrued on this note is $9,645. Also included in the balance is a $14,748 cash advance from Mr. James Samuelson, a current officer and director of the Company. This advance is non-interest bearing and is payable on demand.

NOTE 6: CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value of $385,000 and bearing interest at 8% per annum ("December Note" and "February Note"). Interest for the December and February notes were due quarterly beginning March 31, 2000 and June 30, 2000, respectively. Total interest accrued on both notes as of September 30, 2002 was $162,627. The Company is also liable for certain penalties due to a breach of registration rights agreement in connection with above notes. Total penalties accrued amounted to $463,658 as of September 30, 2002. Both interest and penalties are included in accrued expenses as of September 30, 2002.

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

Interest on the notes can be paid in shares of the Company's common stock at the discretion of the Company, at the same rate as discussed below. The notes became due December 01, 2001. The holder of the December note and the February note can convert it to the Company's common stock at its option, at any time. The holder is entitled to convert all or a portion of the original principal face amount of each note into shares of common stock at a conversion price for each share of common stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's common stock at the date of the note or
(b) 95% of the average of the three lowest bid prices of the Company's common stock for twenty (20) trading days prior to the conversion date. The Company is in default as to the principal and interest payable.

The Company executed a $1 million secured convertible promissory note payable to ATI Nuklear AG (formerly known as Nurescell AG) bearing interest at 8% per annum, with principal and interest to be paid in 32 equal monthly payments of $34,805 each, beginning on November 30, 2001. Any remaining principal balance and accrued interest is due and payable on September 30, 2004. Payments can be paid in cash or unrestricted shares of the Company's common stock at a conversion price equal to the average of the last sale prices of the Company's common stock as reported in the public market during the ninety trading days just prior to the date the payament is due.The note is secured by (i) 15,000,000 shares of the Company's common stock and, (ii) a first priority security interest in the Company's technology and (iii) all royalties due to ATI Nuklear AG. The Company did not make scheduled monthly payments and is in default as to the principal and interest payments. Interest accrued on this note payable as of September 30, 2002 amounted to $80,000 and is included in accrued expenses in the accompanying balance sheet.

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 7:  ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2002:

              Accrued directors' fees                            $   58,000
              Accrued salary                                        473,626
              Accrued interest and penalties ($80,000
                related parties)                                    717,506
              Accrued payroll taxes                                   5,862
              Miscellaneous & Other advances                         40,432
                                                                 ----------
                                                                 $1,295,426
                                                                 ==========
NOTE 8: SHAREHOLDERS' DEFICIENCY

No stock, options or warrants were issued and no corresponding expense was recorded for the six months ended September 30, 2002.

Warrants to purchase 100,000 shares of the Company's Common Stock were outstanding at September 30, 2002. Warrants outstanding were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

     Options to purchase common stock                                    -
     Warrants to purchase common stock                                100,000
     Common stock reserved for the conversion of
       note payable to ATI                                         15,000,000
     Convertible notes payable and accrued interest (assumed
       conversion at September 30, 2002 market price at discount) 206,592,000
                                                                  -----------
      Total at September 30, 2002                                 221,692,000
                                                                  ===========

The following is a summary of stock options activity from March 31, 1999 through September 30, 2002:

                                                                Weighted Average
                                             Number of Shares        Prices
                                             ----------------   ----------------

     Balance outstanding at March 31, 1999        484,000            $0.63
       Granted                                    661,000            $1.24
       Exercised                                 (145,000)           $0.66
       Expired                                       -                 -
                                                ---------
     Balance outstanding at March 31, 2000      1,000,000            $1.03
       Granted                                    150,000            $0.83
       Exercised                                 (107,500)           $0.30
       Expired                                   (585,000)             -
                                                ---------
     Balance outstanding at March 31, 2001        457,500            $1.46
       Granted                                       -                 -
       Exercised                                     -                 -
       Expired                                   (207,500)             -
                                                ---------
     Balance outstanding at March 31, 2002        250,000            $1.64
       Granted                                       -                 -
       Exercised                                     -                 -
       Expired                                   (250,000)           (1.64)
                                                ---------
     Balance outstanding at September 30, 2002       -               $ -
                                                =========

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 8: SHAREHOLDERS' EQUITY (Continued)

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock as of September 30, 2002:

                                    Number of Shares
                                       Subject to
                                        Warrants        Price Range
                                    ----------------  --------------

         Balance - April 1, 1999            98,000         $0.50
           Granted                         100,000    $2.25 - $4.00
           Exercised                          -
                                         ---------
         Balance - March 31, 2000          198,000     $0.50 - $4.00
           Granted                            -
           Exercised                          -
           Expired                            -
                                         ---------
         Balance - March 31, 2001          198,000     $0.50 - $4.00
           Granted                            -
           Exercised                          -
                                         ---------
         Balance - March 31, 2002          198,000     $0.50 - $4.00
           Granted                            -
           Exercised                          -
           Expired                         (98,000)        $0.50
                                         ---------
         Balance - September 30, 2002      100,000     $2.25 - $4.00
                                         =========


The following table summarizes information about stock warrants outstanding at September 30, 2002:

                                              Outstanding                             Exercisable
                                --------------------------------------          -----------------------
                                                            Weighted                          Weighted
                                  Total                      Average              Total        Average
                                  Number                    Exercise             Number       Exercise
   Ranges of Exercise Prices    Outstanding                  Price             Exercisable     Price
   -------------------------    -----------                 --------           -----------    --------

         $2.25 - $4.00            100,000                     $3.56               100,000       $3.56
                                 ---------                                       ---------

                                  100,000                                         100,000
                                 =========                                       =========

The above warrants expire as follows; 25,000 on December 15, 2002 (exercise price of $2.25) and 75,000 on February 8, 2003 (exercise price of $4.00)

NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received advances from two of its shareholders totaling $234,783 (See Note 5).

The Company has also entered into consulting contracts with one of its directors as a means of inducing the director to devote additional time and effort to the Company over and above the time normally expected of a director. This contract provides for payments of $2,000 per month to said director under contract, and has no stated termination date but is cancelable by either party on 30 days written notice. The amount paid by the Company under this contract was $0 during the six months ended September 30, 2002. The amount accrued to this director for his services for the six months ended September 30, 2002 was $6,000.

The Company has entered into certain transactions with related companies, ATI and ATI Nuklear AG. The Company and ATI share a common management (see Note 10 for a description of those transactions).

                                 NURESCELL INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 10 - NURESCELL AG

Effective August 15, 2000, the Company entered into a licensing agreement (the "AG License"), whereby the Company granted to ATI Nuklear AG (a German company then owned 51% by the Company and 49% by ATI) the exclusive right and license to market and sell the Company's technology for a period of five years in a specified territory. As consideration for the license, ATI Nuklear AG was to pay a total of $1,000,000 through August 20, 2001. The Company recorded this transaction as a deferred revenue to be recognized over the period of 5 years (the term of the AG License). As of September 30, 2002, $450,000 has been recognized as revenue, which leaves a unearned revenue of $550,000 remaining, of which $200,000 is current. In connection with the licensing agreement, the Company incurred $399,764 of research and development expenses which were paid on its behalf by ATI. The license agreement allows these expenses to be offset against the $1,000,000 receivable from ATI for the sale of the license.

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

Under the Modification Agreement, ATI Nuklear AG is to pay the Company a royalty in the amount of 8% of the net sales of the technology. In the event that the technology or products are incorporated into another product, the royalty is to be computed on the entire price of the products, as well as the coating or application of the product on another substance or substances. Under the terms of the Modification Agreement, the Company also agreed to relinquish all ownership in ATI Nuklear AG, as well as execute a convertible promissory note for all amounts advanced by ATI Nuklear AG under the AG License (the "Convertible Note"). As part of the agreement, ATI agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis, advancing a total of $170,906 through September 30, 2002 (see
Note 5 and 10).

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

PLAN OF OPERATION

The Company is a development stage company, with its operations to date principally consisting of research, development and testing and marketing of its technology (the "Nurescell Technology"). The Company's product is intended to be marketed to the medical and nuclear industries. From inception to September 30, 2002, the Company has obtained approximately $908,500 in financing through the sale of equity securities through two private offerings (the "Offerings"), each of which has been completed, approximately $102,500 through the exercise of stock options, and another $875,000 through the issuance of convertible promissory notes (the "Notes"). Finally, the Company has received $577,884 in advances and incurred $568,300 in licensing fee and various expense chargebacks from a major shareholder through September 30, 2002. The Company utilized all of these proceeds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $197,699 for the six months ended September 30, 2002. From May 12, 1998 (inception) through September 30, 2002, the Company has had a cumulative loss of $10,644,280. The Company has concluded negotiations for the distribution of its product in Europe, Russia, and the United Kingdom.

To date, the Company has not generated any significant revenue from its Technology. There can be no assurance that the Company will ever generate any revenue, or if generated, revenue will be sufficient to cover operating expenses, debt payments and accrued expenses. This report has been prepared under the assumption that the Company continues as a going concern and will raise sufficient financing to continue operations. There can be no assurance that the Company will successfully raise necessary funds to continue operations. If the Company is unable to raise necessary funds, it will be required to discontinue operations or seek protection under federal bankruptcy laws.

This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED September 30, 2002 AND 2001: Net sales of $ 0 for the six-month period ended September 30, 2002 and for the six-month period ended September 30, 2001. As the Company is still in the development stage, revenue generated since inception has been minimal.

Operating expenses of $198,939 for the six-month period ended September 30, 2002 were significantly lower than the operating expenses of $620,192 for the six-month period ended September 30, 2001, due primarily to decreases in general and administrative expenses which were primarily attributable to a significant decrease in overhead, including salaries, rent, travel, and legal expenses.

Interest expense of $98,760 for the six-month period ended September 30, 2002 was $65,344 higher than the interest expense of $33,416 for the six-month period ended September 30, 2001 due to the imposition of penalties by Triton for failure to register the shares of common stock and stock purchase warrants as required under convertible debenture.

Licensing fees generated revenue of $100,000 in the six months ended September 30, 2002, and for the six months ended September 30,. The Company during the six months ended September 30, 2001 incurred a $1,000,000 termination fee charge from ATI Nuklear AG.

As a result of the above factors, the net loss for the six-month period ended September 30, 2002 was $197,699, or $0.01 per share, as compared to a net loss of $1,548,713 or $0.10 per share for the six-month period ended September 30, 2001.

FINANCIAL POSITION. Total assets decreased from $57,697 at March 31, 2002 to $49,919 at September 30, 2002. The decrease is primarily attributed to a depreciation expense of $7,888.

Total liabilities increased from $3,889,520 at March 31, 2002 to 4,070,441 at September 30, 2002. The increase in primarily attributed to a increase in accrued expenses of $249,294, a increase in due to shareholders of $37,904, a increase in accounts payable of $7,440 offset in part by a decrease in unearned revenue of $100,000.

Shareholders' deficit increased from $3,831,823 at March 31, 2002 to $4,029,522 at September 30, 2002. The decrease is caused by the net loss of $197,699 for the three-month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations and to engage in continued marketing and sales activity. The amount of expenditures required to maintain operations far exceeds existing cash, which was $(132) at September 30, 2002.

The Company's cash flow used in operating activities decreased from $121,831 for the six-month period ended September 30, 2001 to $37,187 for the six-month period ended September 30, 2002. This is primarily attributed to chargebacks to the Company attributed to the "ATI" agreement at September 30, 2001, offset in part by a decrease in the Company's other operating expenses, such as rent, salaries, taxes, phone, travel, and utilities.

During the six-month period ended September 30, 2002, the Company has obtained liquidity primarily from the proceeds received from advances from ATI and shareholders.

The Company anticipates that the proceeds to be received from ATI and Shareholders, will be sufficient to fund the Company's operations and capital requirements until at least December 31, 2002. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until December 31, 2002 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances.

The Company's financial statements for the quarter ended September 30, 2002 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2002, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. At this time, the Company expects that it will need approximately $750,000 in additional funding over the next two years in order to complete the necessary marketing of its Nurescell Technology. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. If sufficient funds are not available when needed, the Company will be required to severely curtail its operations, which would have a material adverse effect on the Company's business, operating results and financial condition or seek protection under federal bankruptcy laws.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company is currently in default upon the Triton December Note, February Note and ATI Note, each referenced in Note 6 to the financial statements which are part of this report. The Company has entered into negotiations with both Triton and ATI as an attempt to remedy the defaults. The discussions include a possible restructuring of the Company, whereby, it would cease its current line of business and focus on acquiring a new business focus.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A) Reports on 8-K:

On September 13, 2002, the Company filed a Current Report of Form 8-K disclosing a change in its certifying accountants from Grassi & Co., CPA's P.C., to Marcum & Kliegman, LLP.

         B) Exhibits. The following exhibits are included as part of this report:



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

          (6) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No.
               0-25377)

          (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2000 (File No. 0-25377)

          (8) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)

          (9) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 2000 (File No. 0-25377)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 19th day of December, 2002.

                                NURESCELL INC.

                                By: /s/ JAMES SAMUELSON
                                    --------------------------------------------
                                    James Samuelson, Chief Financial Officer and
                                    acting President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE
---------                           -----



/s/ JAMES SAMUELSON              Chief Financial Officer and acting President
-------------------------
* JAMES SAMUELSON

           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James Samuelson, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Nurescell, (the "Company");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 19, 2002             By: /s/ JAMES SAMUELSON
                                    --------------------------------------------
                                    Chief Financial Officer and acting President