Form 10QSB
period 2002-12-31
NURESCELL INC
filed 2003-03-24
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB




         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002


         |_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



                         Commission file number 0-25377


                                 NURESCELL INC.


A Nevada Corporation                            IRS Employer Identification No.:
                                                          33-0805583

                          Principal Executive Offices:
                                  P.O. Box 116
                             North Haven, CT 06473

                                 (203) 239-9734

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Number of shares of common stock outstanding at March 18, 2003: 16,060,025

Transitional Small Business Disclosure Format: Yes |X| No |_|

                                 NURESCELL INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                DECEMBER 31, 2002


                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM 1. - Financial Statements                                          2-11

    ITEM 2. - Management's Discussion and Analysis or Plan of Operation    12-13

    ITEM 3. - Controls and Procedures                                         14

PART II - OTHER INFORMATION

    ITEM 3. - Defaults Upon Senior Securities                                 14

    ITEM 5. - Other Information                                            14-15

    ITEM 6. - Exhibits and Reports on Form 8-K                             15-17

              Signatures and Required Certification                        17-21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                       NURESCELL INC.
                                (A Development Stage Company)
                                   CONDENSED BALANCE SHEET


                                                                             December 31, 2002
                                                                                 (Unaudited)
                                                                               -------------
ASSETS

Current assets
   Inventory                                                                   $    10,022
                                                                               ------------
     TOTAL CURRENT ASSETS                                                           10,022

Property and equipment net of accumulated
     depreciation and amortization of $55,069                                       36,103
                                                                               ------------
TOTAL ASSETS                                                                   $    46,125
                                                                               ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
   Convertible notes payable                                                   $ 1,720,000
   Accounts payable                                                                293,224
   Due to shareholders and officers                                                253,460
   Accrued expenses                                                              1,385,514
   Unearned revenue                                                                200,000
                                                                               ------------
     TOTAL CURRENT LIABILITIES                                                   3,852,198

   Unearned revenue                                                                300,000
                                                                               ------------
     TOTAL LIABILITIES                                                           4,152,198

Shareholders' deficiency
   Preferred stock, $.001 par value; authorized - 1,000,000 shares;
     issued and outstanding - none                                                       -
   Common stock, $.0001 par value; authorized - 50,000,000 shares;
     16,070,238 shares issued and 16,060,025 shares outstanding at
     December 31, 2002                                                               1,607
   Additional paid-in capital                                                    6,668,151
   Stock subscription receivable                                                   (25,000)
   Treasury stock, at cost; 10,213 shares at December 31, 2002                     (30,000)
   Deficit accumulated during the development stage                            (10,720,831)
                                                                               ------------
      TOTAL SHAREHOLDERS' DEFICIENCY                                            (4,106,073)
                                                                               ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                 $    46,125
                                                                               ============

                  See accompanying notes to condensed financial statements



                                                2


                                                    NURESCELL INC.
                                            (A Development Stage Company)
                                          CONDENSED STATEMENTS OF OPERATIONS


                                                                                                       Cumulative
                                                                                                     For the period
                                   For the three  For the three  For the nine     For the nine        May 12, 1998
                                   months ended   months ended   months ended     months ended    (Date of Inception)
                                   December 31,   December 31,   December 31,     December 31,       to December 31,
                                       2002           2001            2002             2001                2002
                                    (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)         (Unaudited)
                                   -------------  -------------   ------------   ---------------     ---------------
SALES                              $          -   $          -     $        -     $      4,895        $      18,511
COST OF SALES                                 -              -              -                -               21,850
                                   -------------  -------------  -------------    -------------       --------------
GROSS PROFIT (LOSS)                           -              -              -            4,895               (3,339)

OPERATING EXPENSES
Bad debts                                     -          8,700              -            8,700                8,700
Loss on inventory write down                  -         24,448              -           24,448               54,515
Write off of intangible assets                -             -              -                -                87,944
Research and development                      -              -              -          399,764              472,476
General and administrative               86,759        121,629        277,920          334,279            8,486,304
Depreciation                              3,795          3,889         11,573           11,668               55,069
                                   -------------  -------------  -------------    -------------       --------------
TOTAL EXPENSES                           90,554        158,666        289,493          778,859            9,165,008
                                   -------------  -------------  -------------    -------------       --------------
LOSS FROM OPERATIONS                    (90,554)      (158,666)      (289,493)        (773,964)          (9,168,347)

OTHER INCOME (EXPENSE)
Interest income                               -              -              -                -                8,440
Interest expense                        (35,997)       (35,997)      (134,757)         (69,410)          (1,332,546)
License fee revenue                      50,000         50,000        150,000          150,000              500,000
Loss on abandonment of software               -              -              -                -               (6,778)
Gain on conversion of debt                    -              -              -                -              280,000
Termination fee                               -              -              -       (1,000,000)          (1,000,000)
                                   -------------  -------------  -------------    -------------       --------------
TOTAL OTHER INCOME (EXPENSE)             14,003         14,003         15,243         (919,410)          (1,550,884)
                                   -------------  -------------  -------------    -------------       --------------

LOSS BEFORE INCOME TAXES                (76,551)      (144,663)      (274,250)      (1,693,374)         (10,719,231)
                                   -------------  -------------  -------------    -------------       --------------

PROVISION FOR INCOME TAXES                    -              -              -                -                1,600
                                   -------------  -------------  -------------    -------------       --------------
NET LOSS                           $    (76,551)  $   (144,663)  $   (274,250)    $ (1,693,374)       $ (10,720,831)
                                   =============  =============  =============    =============       ==============

BASIC AND DILUTED LOSS/SHARE       $      (0.00)  $      (0.01)  $      (0.02)    $      (0.11)
                                   =============  =============  =============    =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         16,070,238     16,070,238      16,070,238       16,070,238
                                   =============  =============  =============    =============


                               See accompanying notes to condensed financial statements

                                                          3



                                                           NURESCELL INC.
                                                    (A Development Stage Company)
                                           CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                                FOR THE PERIOD MAY 12, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2002
                                                             (Unaudited)


                                                     COMMON STOCK       ADDITIONAL
                                                 ---------------------    PAID IN    STOCK SUB   TREASURY   ACCUMULATED
                                                    SHARES    AMOUNT      CAPITAL    RECEIVABLE   STOCK       DEFICIT      TOTAL
                                                 ------------ --------  ------------ ---------- ---------  ------------ ------------
Issuance of common stock
  Cash - Founding Shareholders (May and
    June 1998 at $.001 per share)                  2,500,000  $   250    $    2,250  $       -  $      -   $         -  $     2,500
  Purchase of Technology (June 1998 at $.0001)    10,000,000    1,000        (1,000)         -         -             -            -
  Cash - $1.00 per share (August 1998)               498,000       50       497,950          -         -             -      498,000
  Cash - $5.00 per share, net of issuance cost
    (September 1998)                                  79,000        8       349,992          -         -             -      350,000
  Common stock subscriptions                           5,000        -        25,000          -         -             -       25,000
Fair value of options                                      -        -        30,000          -         -             -       30,000
Net loss, as restated for March 31, 1999                   -        -             -          -         -      (674,526)    (674,526)
                                                 ------------ --------  ------------ ---------- ---------  ------------ ------------
BALANCE, MARCH 31, 1999                           13,082,000    1,308       904,192          -         -      (674,526)     230,974

Issuance of common stock
  Consulting services (May 1999 through
     December 1999 at $1.12 - $3.50 per share)       692,000       69     1,591,138          -         -             -    1,591,207
  Exercise of stock options (October 1999 at
     $.50 per share)                                 120,000       12        59,988          -         -             -       60,000
  Exercise of stock options (January 2000 at
     $1.00 per share)                                 15,000        2        14,998          -         -             -       15,000
  Exercise of stock options (March 2000 at
     $2.00 per share)                                 10,000        1        19,999          -         -             -       20,000
  Settlement of related party accruals (January
     2000 at $2.13 per share)                        524,226       52     1,113,928          -         -             -    1,113,980
  Award to directors and officers (January 2000
    at $2.13 per share)                              734,562       74     1,560,870          -         -             -    1,560,944
  Cash (April 1999 at $5.00)                          14,000        1        69,999          -         -             -       70,000
Purchase of 10,213 shares of Treasury stock
    at $2.94 per share                                     -        -             -          -   (30,000)            -      (30,000)
Fair value of options                                      -        -       691,756          -         -             -      691,756
Fair value of warrants                                     -        -       102,696          -         -             -      102,696
Net loss                                                   -        -             -          -         -    (6,416,192)  (6,416,192)
                                                 ------------ --------  ------------ ---------- ---------  ------------ ------------
BALANCE, MARCH 31, 2000                           15,191,788    1,519     6,129,564          -   (30,000)   (7,090,718)    (989,635)

 Issuance of common stock Exercise of stock
     options (May 2000 at $1.00 per share)             7,500        1         7,499          -         -             -        7,500
  Exercise of stock options (June 2000 at
     $0.25 per share)                                100,000       10        24,990    (25,000)        -             -            -
  Settlement of lawsuit (August 2000 at
     $1.03 per share)                                 34,000        3        35,058          -         -             -       35,061
  Settlement of lawsuit (February 2001 at
     $0.34 per share)                                 50,000        5        17,185          -         -             -       17,190
  Conversion of debt (August 2000 at
     $0.53 per share)                                250,000       25       132,475          -         -             -      132,500
  Conversion of debt (January 2001 at
     $0.29 per share)                                336,950       34       100,000          -         -             -      100,034
  To employee (August 2000 at $0.62 per share)       100,000       10        62,490          -         -             -       62,500
Fair value of options and warrants                         -        -       158,890          -         -             -      158,890
Net loss                                                   -        -             -          -         -    (1,037,792)  (1,037,792)
                                                 ------------ --------  ------------ ---------- ---------  ------------ ------------
BALANCE, MARCH 31, 2001                           16,070,238    1,607     6,668,151    (25,000)  (30,000)   (8,128,510)  (1,513,752)

Net loss for the year ended March 31, 2002                 -        -             -          -         -    (2,318,071)  (2,318,071)
                                                 ------------ --------  ------------ ---------- ---------  ------------ ------------
BALANCE, MARCH 31, 2002                           16,070,238  $ 1,607   $ 6,668,151  $ (25,000) $(30,000) $(10,446,581) $(3,831,823)
                                                 ============ ========  ============ ========== =========  ============ ============
Net loss for the nine months ended
      December 31, 2002                                    -        -             -          -         -      (274,250)    (274,250)
                                                 ------------ --------  ------------ ---------- ---------  ------------ ------------
BALANCE, DECEMBER  31, 2002                       16,070,238  $ 1,607   $ 6,668,151  $ (25,000) $(30,000) $(10,720,831) $(4,106,073)
                                                 ============ ========  ============ ========== =========  ============ ============



                                      See accompanying notes to condensed financial statements

                                                                  4


                                                     NURESCELL INC.
                                             (A Development Stage Company)
                                           CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                           Cumulative
                                                                                                        For the period
                                                                For the nine          For the nine       May 12, 1998
                                                                months ended          months ended   (Date of Inception)
                                                                December 31,          December 31,     to December 31,
                                                                   2002                  2001                2002
                                                                (Unaudited)           (Unaudited)         (Unaudited)
                                                               -------------         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $   (274,250)         $ (1,693,374)       $(10,720,831)
Adjustments:
     Depreciation                                                    11,573                11,668              56,291
     Bad debts                                                            -                 8,700               8,700
     Inventory write down                                                 -                24,448              54,515
     Write-off of intangible assets                                       -                     -              87,944
     Amortization of discount on notes payable and
       deferred financing cost                                            -                     -             556,579
     Gain on conversion of debt                                           -                     -            (280,000)
     Loss on abandonment of computer software                             -                     -               6,778
     Issuance of stock for services                                       -                     -           4,380,882
     Compensatory element of stock issuances                              -                     -             880,646
     (Increase) decrease in:
       Accounts receivable                                                -               434,480              (8,700)
       Inventory                                                          -                (4,646)            (64,537)
       Other prepaid expenses                                             -                 7,543                   -
     Increase (decrease) in:
       Accounts payable                                              36,180                42,279             293,224
       Accrued expenses                                             334,664               184,220           1,385,513
       Accrued termination fee                                            -             1,000,000           1,000,000
       Unearned revenue                                            (150,000)             (150,000)            500,000
                                                               -------------         -------------       -------------
          Net Cash Flows Used by Operating Activities               (41,833)             (134,682)         (1,862,996)
                                                               -------------         -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  -                     -             (99,171)
     Other assets                                                         -                (2,000)            (87,944)
                                                               -------------         -------------       -------------
          Net Cash Flows Used by Investing Activities                     -                (2,000)           (187,115)
                                                               -------------         -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                   -                     -           1,018,000
     Proceeds from issuance of notes                                      -                     -             875,000
     Proceeds from shareholders and officer loans                    41,833               123,385             253,460
     Debt issuance costs                                                  -                     -             (96,349)
                                                               -------------         -------------       -------------
          Net Cash Flows Provided by Financing Activities            41,833               123,385           2,050,111
                                                               -------------         -------------       -------------
Net decrease in cash                                                      -               (13,297)                  -
Cash at beginning of period                                               -                13,858                   -
                                                               -------------         -------------       -------------
Cash at end of period                                          $          -          $        561        $          -
                                                               =============         =============       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                    $          -          $          -        $      7,359
                                                               =============         =============       =============
     Cash paid for taxes                                       $          -          $          -        $      1,600
                                                               =============         =============       =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
     Issuance of common stock for services                     $          -          $          -        $  2,056,127
                                                               =============         =============       =============


                                See accompanying notes to condensed financial statements



                                                           5

                                 NURESCELL INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



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

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended March 31, 2002 included in the Company's annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. The interim results are not necessarily indicative of the results for the full year.

RECLASSIFICATION

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 2: GOING CONCERN

The Company has accumulated net losses of $10,720,831 and a shareholders' deficiency of $4,106,073 as of December 31, 2002. The Company's capacity to operate as a going-concern is dependent on its ability to obtain adequate financing to fund its operations until the Company is able to generate commercial revenues sufficient to fund ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Stardards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

                                 NURESCELL INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS, Continues

In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE EQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. Adoption of FIN 45 during the first quarter ending January 31, 2003 did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will continue to account for stock-based compensation according to APB Opinion No. 25, while its adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effect of SFAS No. 123 on reported income and will require the Company to disclose these effects in the interim financial statements as well.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

NOTE 4: INVENTORIES

Inventories consisted of the following at December 31, 2002:

               Raw material                                  $      10,022
                                                             --------------
                                                             $      10,022
                                                             ==============

                                 NURESCELL INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 5: DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders at December 31, 2002 consist of $174,310 in short term cash advances from Advanced Technology Industries, Inc. ("ATI") (a major shareholder) to whom the Company's technology is licensed. This advance is non-interest bearing. See Note 10. Also included in the balance is a $63,877 cash advance from Mr. Adrian Joseph, a shareholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest accrued on this loan for the nine months ended December 31, 2002 was $4,791. Total interest accrued on this note is $12,839. Also included in the balance is a $15,273 cash advance from Mr. James Samuelson, a current officer and director of the Company. This advance is non-interest bearing and is payable on demand.

NOTE 6: CONVERTIBLE NOTES PAYABLE

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton Private Equities Fund, L.P. ("Triton"), each with a face value of $385,000 and bearing interest at 8% per annum ("December Note" and "February Note"). Interest for the December and February notes were due quarterly beginning March 31, 2000 and June 30, 2000, respectively. Total interest accrued on both notes as of December 31, 2002 was $177,027. The Company is also liable for certain penalties due to a breach of registration rights agreement in connection with above notes. Total penalties accrued amounted to $506,838 as of December 31, 2002. Both interest and penalties are included in accrued expenses as of December 31, 2002.

Interest on the notes can be paid in shares of the Company's common stock at the discretion of the Company, at the same rate as discussed below. The notes became due December 1, 2001. The holder of the December note and the February note can convert it to the Company's common stock at its option, at any time. The holder is entitled to convert all or a portion of the original principal face amount of each note into shares of common stock at a conversion price for each share of common stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's common stock at the date of the note or
(b) 95% of the average of the three lowest bid prices of the Company's common stock for twenty (20) trading days prior to the conversion date. The Company is in default as to the principal and interest payable (see note 11)

The Company executed a $1 million secured convertible promissory note payable to ATI Nuklear AG (formerly known as Nurescell AG) bearing interest at 8% per annum, with principal and interest to be paid in 32 equal monthly payments of $34,805 each, beginning on November 30, 2001. Any remaining principal balance and accrued interest is due and payable on September 30, 2004. Payments can be paid in cash or unrestricted shares of the Company's common stock at a conversion price equal to the average of the last sale prices of the Company's common stock as reported in the public market during the ninety trading days just prior to the date the payament is due. The note is secured by (i) 15,000,000 shares of the Company's common stock and, (ii) a first priority security interest in the Company's technology and (iii) all royalties due to ATI Nuklear AG. The Company did not make scheduled monthly payments and is in default as to the principal and interest payments. Interest accrued on this note payable as of December 31, 2002 amounted to $100,000 and is included in accrued expenses in the accompanying balance sheet (see note 11)

                                 NURESCELL INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 7:  ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2002:

              Accrued directors' fees                            $   58,000
              Accrued salary                                        484,126
              Accrued interest and penalties ($100,000
                related parties)                                    796,703
              Accrued payroll taxes                                   5,476
              Miscellaneous & Other advances                         41,209
                                                                 ----------
                                                                 $1,385,514
                                                                 ==========
NOTE 8: SHAREHOLDERS' DEFICIENCY

No stock, options or warrants were issued and no corresponding expense was recorded for the nine months ended December 31, 2002.

Warrants to purchase 75,000 shares of the Company's Common Stock were outstanding at December 31, 2002. Warrants outstanding were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Securities that could potentially dilute EPS in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

     Options to purchase common stock                                         -
     Warrants to purchase common stock                                   75,000
     Common stock reserved for the conversion of
       note payable to ATI                                           15,000,000
     Convertible notes payable and accrued interest (assumed
       conversion at December 31, 2002 market price of $.001
       See note 11)                                               2,102,127,000
                                                                  -------------
      Total at December 31, 2002                                  2,117,202,000
                                                                  =============

The following is a summary of stock options activity from March 31, 2002 through December 31, 2002:

                                                                Weighted Average
                                             Number of Shares        Prices
                                             ----------------   ----------------

     Balance outstanding at March 31, 2002           250,000            $1.64
       Granted                                          -                 -
       Exercised                                        -                 -
       Expired                                      (250,000)           (1.64)
                                                    ---------
     Balance outstanding at December 31, 2002           -               $ -
                                                    =========

                                 NURESCELL INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 8: SHAREHOLDERS' EQUITY (Continued)

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock as of December 31, 2002:

                                    Number of Shares
                                       Subject to
                                        Warrants        Price Range
                                    ----------------  --------------

         Balance - March 31, 2002          198,000     $0.50 - $4.00
           Granted                            -
           Exercised                          -
           Expired                        (123,000)        $0.86
                                         ---------
         Balance - December 31, 2002        75,000     $2.25 - $4.00
                                         =========


The following table summarizes information about stock warrants outstanding at December 31, 2002:


                                              Outstanding                             Exercisable
                                --------------------------------------          -----------------------
                                                            Weighted                          Weighted
                                  Total                      Average              Total        Average
                                  Number                    Exercise             Number       Exercise
   Ranges of Exercise Prices    Outstanding                  Price             Exercisable     Price
   -------------------------    -----------                 --------           -----------    --------

         $4.00                     75,000                     $4.00                75,000       $4.00
                                 ---------                                       ---------

                                   75,000                                          75,000
                                 =========                                       =========


The above warrants expire on February 8, 2003.

NOTE 9: RELATED PARTY TRANSACTIONS

The Company has received advances from two of its shareholders totaling $79,150 (See Note 5).

The Company has also entered into consulting contracts with its former directors as a means of inducing the directors to devote additional time and effort to the Company over and above the time normally expected of a director. These contracts provide for payments of $2,000 per month to said directors under contract, and has no stated termination date but is cancelable by either party on 30 days written notice. The amount paid by the Company under this contract was $0 during the nine months ended December 31, 2002. The amount accrued to this director for his services for the nine months ended December 31, 2002 was $6,000. These contracts were terminated during the quarter ended June 30, 2002.

The Company has entered into certain transactions with related companies, ATI and ATI Nuklear AG. The Company and ATI share a common management (see Note 10 for a description of those transactions).

                                 NURESCELL INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 10 -NURESCELL AG

Effective August 15, 2000, the Company entered into a licensing agreement (the "AG License"), whereby the Company granted to ATI Nuklear AG (a German company then owned 51% by the Company and 49% by ATI) the exclusive right and license to market and sell the Company's technology for a period of five years in a specified territory. As consideration for the license, ATI Nuklear AG was to pay a total of $1,000,000 through August 20, 2001. The Company recorded this transaction as a deferred revenue to be recognized over the period of 5 years (the term of the AG License). As of December 31, 2002, $500,000 has been recognized as revenue, which leaves a unearned revenue of $500,000 remaining, of which $200,000 is current. In connection with the licensing agreement, the Company incurred $399,764 of research and development expenses which were paid on its behalf by ATI. The license agreement allows these expenses to be offset against the $1,000,000 receivable from ATI for the sale of the license.

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

Under the Modification Agreement, ATI Nuklear AG is to pay the Company a royalty in the amount of 8% of the net sales of the technology. In the event that the technology or products are incorporated into another product, the royalty is to be computed on the entire price of the products, as well as the coating or application of the product on another substance or substances. Under the terms of the Modification Agreement, the Company also agreed to relinquish all ownership in ATI Nuklear AG, as well as execute a convertible promissory note for all amounts advanced by ATI Nuklear AG under the AG License (the "Convertible Note"). As part of the agreement, ATI agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis, advancing a total of $170,906 through December 31, 2002 (see Note 5 and 10).

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

NOTE 11 - SUBSEQUENT EVENT

In light of the amounts owed to Triton, as well as the Company's obligations to ATI and ATI Nuklear AG, on March 21, 2003, the Company entered into a Restructure Agreement (the "Agreement") pursuant to which, among other things,
(i) Triton will take control of the Company's management, (ii) Triton will convert a portion of its Notes into common stock so as to become the Company's majority shareholder and (iii) as the Company's majority shareholder, Triton will (A) approve an increase in the Company's authorized shares (the "Share Increase") so that, if Triton so desires, it can thereafter convert some or all of the remaining amounts owed to it by the Company into additional shares of common stock and (B) approve the transfer of all of the Nurescell Technology to ATI Nuklear AG in return for the cancellation of all debts and other obligations owed by the Company to ATI and ATI Nuklear AG (the "Technology Transfer"). The Share Increase and the Technology Transfer will take effect on a future date following the delivery of an Information Statement to the Company's shareholders describing those actions, subject to the satisfaction of certain other conditions specified in the Agreement. At this time, it is anticipated that the Share Increase and the Technology Transfer will take effect in the third quarter of 2003.

Pursuant to the Agreement, all of the Company's officers and directors resigned from their positions with the Company without any disagreement and Triton's designee, Lawrence Shatsoff, became the Company's sole officer and director.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

This section contains forward-looking statements, including statements regarding the Company's prospects for continued operation and existence and statements regarding the Company's plans, objectives, expectations and intentions. Those forward-looking statements are based on management's current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. Those risks, factors and uncertainties include, but are not limited to, the Company's history of net losses, uncertainty as to the availability of required funding and uncertainty as to the Company's ability to maintain operations at any level. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

PLAN OF OPERATION.

The Company is a development stage company, with its operations to date principally consisting of research, development, testing and marketing of its radiation shielding technology (the "Nurescell Technology"). From inception to December 31, 2002, the Company obtained approximately $915,500 in financing through the sale of equity securities in two private offerings and approximately $102,500 through the exercise of stock options, as well as $875,000 through the issuance of convertible promissory notes (the "Notes") to Triton Private Equities Fund, L.P. ("Triton"). In addition, the Company has received $577,884 in advances and incurred $568,330 in licensing fee and various expense chargebacks from a major shareholder through December 31, 2002. The Company utilized all of those funds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $274,250 for the nine months ended December 31, 2002. From May 12, 1998 (inception) through December 31, 2002, the Company has had a cumulative loss of $10,720,831.

Despite its efforts, the Company has failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company has been forced to essentially cease operations. Faced with increasing pressure from Triton regarding the Company's obligations under the Notes, on March 21, 2003, the Company entered into a Restructure Agreement with Triton, Advanced Technology Industries, Inc. ("ATI") and ATI's subsidiary, ATI Nuklear AG, pursuant to which it is expected that Triton will take control of the Company and the Company will divest itself of the Nurescell Technology, as described in more detail below in "Item. 5 Other Information." At this time, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations (including continued reporting under the Securities Exchange Act of 1934) while it determines whether the Company has value as a candidate in a merger or other business combination (on terms that may or may not be favorable to the Company's existing shareholders). It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND
2001.

The Company had net sales of $0 for both the nine-month period ended December 31, 2002 and $4,895 for the nine-month period ended December 31, 2001. As the Company has been in the development stage, revenue generated since inception has been minimal.

Operating expenses of $289,493 for the nine-month period ended December 31, 2002 were significantly lower than the operating expenses of $778,859 for the nine-month period ended December 31, 2001, due primarily to decreases in general and administrative expenses which were primarily attributable to a significant decrease in overhead, including salaries, rent, travel and legal expenses, as the Company essentially ceased operations.

Interest expense of $134,757 for the nine-month period ended December 31, 2002 was $65,347 higher than the interest expense of $69,410 for the nine-month period ended December 31, 2001 due to the imposition of penalties by Triton for failure to register the shares of common stock issuable upon conversion of the Notes.

Licensing fees generated revenue of $150,000 in the nine months ended December 31, 2002. During the nine months ended December 31, 2001, the Company incurred a $1,000,000 termination fee charge from ATI Nuklear AG.

As a result of the above factors, the net loss for the nine-month period ended December 31, 2002 was $274,250, or $.02 per share, as compared to a net loss of $1,693,374, or $.11 per share, for the nine-month period ended December 31, 2001.

FINANCIAL POSITION.

Total assets decreased from $57,697 at March 31, 2002 to $46,125 at December 31, 2002. The decrease is primarily attributed to a depreciation expense of $11,573.

Total liabilities increased from $3,889,520 at March 31, 2002 to $4,152,198 at December 31, 2002. The increase is primarily attributed to an increase in accrued expenses of $334,665, an increase in amounts due to shareholders of $41,833, and an increase in accounts payable of $36,180, offset in part by a decrease in unearned revenue of $150,000.

Shareholders' deficit increased from $3,831,823 at March 31, 2002 to $4,106,073 at December 31, 2002. The increase was caused by the net loss of $274,250 for the three-month period ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES.

The Company requires significant funding for continued operations, even at minimal levels. At this point, the amount of expenditures required to maintain operations far exceeds existing cash, which was $(132) at December 31, 2002.

The Company's cash flow used in operating activities decreased from $134,682 for the nine-month period ended December 31, 2001 to $41,833 for the nine-month period ended December 31, 2002. This is primarily attributed to chargebacks to the Company resulting from an agreement with ATI in December 31, 2001, offset in part by a decrease in the Company's other operating expenses, such as rent, salaries, taxes, phone, travel, and utilities.

During the nine-month period ended December 31, 2002, the Company has obtained liquidity primarily from the proceeds received from advances from ATI and shareholders.

The Company's financial statements for the quarter ended December 31, 2002 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2002, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. As noted above, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations while it determines whether the Company has value as a candidate in a merger or other business combination. It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

ITEM 3.  CONTROLS AND PROCEDURES.
---------------------------------

The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

On December 15, 1999 and February 8, 2000, respectively, the Company issued a convertible promissory note to Triton, each with a face value of $385,000 and bearing interest at 8% per annum (the "Notes"). On December 1, 2001, the Company defaulted with respect to the Notes. Both parties then entered into discussions to remedy the default, resulting in the action described below in "Item 5 Other Information."

ITEM 5. OTHER INFORMATION.
--------------------------

In light of the amounts owed to Triton, as well as the Company's obligations to ATI and ATI Nuklear AG, on March 21, 2003, the Company entered into a Restructure Agreement (the "Agreement") pursuant to which, among other things,
(i) Triton will take control of the Company's management, (ii) Triton will convert a portion of its Notes into common stock so as to become the Company's majority shareholder and (iii) as the Company's majority shareholder, Triton will (A) approve an increase in the Company's authorized shares (the "Share Increase") so that, if Triton so desires, it can thereafter convert some or all of the remaining amounts owed to it by the Company into additional shares of common stock and (B) approve the transfer of the Nurescell Technology to ATI Nuklear AG in return for the cancellation of all debts and other obligations owed by the Company to ATI and ATI Nuklear AG (the "Technology Transfer"). The Share Increase and the Technology Transfer will take effect on a future date following the delivery of an Information Statement to the Company's shareholders describing those actions, subject to the satisfaction of certain other conditions specified in the Agreement. At this time, it is anticipated that the Share Increase and the Technology Transfer will take effect in the third quarter of 2003.

Pursuant to the Agreement, all of the Company's officers and directors resigned from their positions with the Company without any disagreement and Triton's designee, Lawrence Shatsoff, became the Company's sole officer and director. From June 2001 until December 2002, Mr. Shatsoff was President of Markland Technologies, Inc., a publicly-held technology company involved in the sale and marketing of home theater products. Prior to becoming President of Markland Technologies, Mr. Shatsoff served from June 2000 to June 2001 in various executive capacities and as a director of Corzon, Inc., a publicly-held telecommunications company. From 1995 to 2000, Mr. Shatsoff was the Vice President and Chief Operations Officer of DCI Telecom, Inc., a publicly-held company, and from 1991 to 1994, he served as Vice President and Chief Operations Officer of Alpha Products, a privately held computer circuit board sales and manufacturing company. Mr. Shatsoff also performs independent management consulting services through his own company, Business Analysis Group, LLC, and is a director of HomeCom Communications, Inc. a publicly-held company. Mr. Shatsoff graduated in 1975 from Rider College with a B.S. Degree in Decision Sciences and Computers.

--------------------------------------

Pursuant to the Agreement, on March 21, 2003, Triton converted $30,000 in principal amount of the Notes into 30,000,000 shares of the Company's common stock, thus giving Triton approximately 65% of the Company's outstanding common stock and voting control over the Company. No loans or pledges were obtained by Triton for the purpose of acquiring control of the Company, and except as specified in the Agreement, there are no arrangements or understandings among Triton and those persons formerly in control of the Company with respect to the election of directors or other matters.

As noted above, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations (including continued reporting under the Securities Exchange Act of 1934) while it determines whether the Company has value as a candidate in a merger or other business combination (on terms that may or may not be favorable to the Company's existing shareholders). At this time, there is no estimate as to when, if at all, a business combination for the Company will be located.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

         (a) The following Exhibits are attached hereto:

     Exhibit Number                     Description
     --------------                     -----------

          3.1             Articles of Incorporation, as amended (1)

          3.2             Bylaws (1)

          4.1             Form of Class "A" Common Stock Purchase Warrant
                          Certificate (1)

          4.2             Form of Class "B" Common Stock Purchase Warrant
                          Certificate (1)

          4.3 Form of $385,000 Series 1999-A Convertible Promissory Note due December 1, 2001 (2)

          4.4 Form of $385,000 Series 2000-A Convertible Promissory Note due December 1, 2001 (3)

          4.5 Form of Warrant issued to Triton Private Equities Fund, L.P. on December 15, 1999 (2)

          4.6 Form of Warrant issued to Triton Private Equities Fund, L.P. on February 8, 2000 (3)

          4.7 Secured Promissory Note dated September 30, 2001 for $1,000,000 from the Company to ATI Nuklear AG (4)

          4.8 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

          4.9 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (3)

          4.10 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

          4.11 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (3)

          4.12 Promissory Note dated April 6, 2000 for $165,000 from the Company to the Glenn A. Cramer Separate Property Trust (3)

          4.13 Promissory Note dated May 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust
                          (3)

          4.14 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (3)

          10.1            Sale of Technology between the Company and Adrian A.
                          Joseph dated June 12, 1998 (1)

          10.2 Consulting Agreement between the Company and John Longenecker dated June 26, 1998 (1)

          10.3 Form of Stock Option Agreement between the Company and its officers and directors (1)

          10.4            1998 Stock Option Plan (1)

          10.5 Form of Indemnification Agreement between the Company and its officers and directors (1)

          10.6            Consulting Agreement between the Company and Shelby T.
                          Brewer dated December 1, 1999 (3)

          10.7 Investment Agreement between the Company and Nurescell AG dated August 17, 2000 (5)

          10.8 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (5)

          10.9 Registration Rights Agreement between the Company and Nurescell AG dated August 15, 2000 (5)

          10.10 Modified License Agreement between the Company and Advanced Technology Industries, Inc. Dated as of June 11, 2001(6)

          10.11 Transaction Restructure Agreement between the Company, Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of September 30, 2001(4)

          10.12 Restructure Agreement between the Company, Triton Private Equities Fund, L.P., Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of March 21, 2003

          99.1 Certificate of Nurescell Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0- 25377).

(2) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 1999 (File No. 0-25377)

(3) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377)

(4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25377)

(5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)

(6) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-25377)


         (b) No reports on Form 8-K were filed during the Company's fiscal quarter ended December 31, 2002.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003                        NURESCELL, INC.


                                            By: /s/ LAWRENCE SHATSOFF
                                                --------------------------------
                                                Lawrence Shatsoff, President and
                                                Chief Financial Officer

                                 CERTIFICATIONS


I, Lawrence Shatsoff, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nurescell, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and


6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                       /s/    LAWRENCE SHATSOFF
                                           -------------------------------------
                                           President and Chief Financial Officer

                                 EXHIBIT INDEX


     EXHIBIT NUMBER                     DESCRIPTION
     --------------                     -----------

          3.1              Articles of Incorporation, as amended (1)

          3.2              Bylaws (1)

          4.1              Form of Class "A" Common Stock Purchase Warrant
                           Certificate (1)

          4.2              Form of Class "B" Common Stock Purchase Warrant
                           Certificate (1)

          4.3 Form of $385,000 Series 1999-A Convertible Promissory Note due December 1, 2001 (2)

          4.4 Form of $385,000 Series 2000-A Convertible Promissory Note due December 1, 2001 (3)

          4.5 Form of Warrant issued to Triton Private Equities Fund, L.P. on December 15, 1999 (2)

          4.6 Form of Warrant issued to Triton Private Equities Fund, L.P. on February 8, 2000 (3)

          4.7 Secured Promissory Note dated September 30, 2001 for $1,000,000 from the Company to ATI Nuklear AG (4)

          4.8 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

          4.9 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (3)

          4.10 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (2)

          4.11 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (3)

          4.12 Promissory Note dated April 6, 2000 for $165,000 from the Company to the Glenn A. Cramer Separate Property Trust (3)

          4.13 Promissory Note dated May 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (3)

          4.14 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (3)

          10.1             Sale of Technology between the Company and Adrian A.
                           Joseph dated June 12, 1998 (1)

          10.2 Consulting Agreement between the Company and John Longenecker dated June 26, 1998 (1)

          10.3 Form of Stock Option Agreement between the Company and its officers and directors (1)

          10.4             1998 Stock Option Plan (1)

          10.5 Form of Indemnification Agreement between the Company and its officers and directors (1)

          10.6             Consulting Agreement between the Company and Shelby
                           T. Brewer dated December 1, 1999 (3)

          10.7 Investment Agreement between the Company and Nurescell AG dated August 17, 2000 (5)

          10.8 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (5)

          10.9 Registration Rights Agreement between the Company and Nurescell AG dated August 15, 2000 (5)

          10.10 Modified License Agreement between the Company and Advanced Technology Industries, Inc. Dated as of June 11, 2001(6)

          10.11 Transaction Restructure Agreement between the Company, Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of September 30, 2001(4)

          10.12 Restructure Agreement between the Company, Triton Private Equities Fund, L.P., Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of March 21, 2003

          99.1 Certificate of Nurescell Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0- 25377).

(2) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 1999 (File No. 0-25377)

(3) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377)

(4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25377)

(5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-2537

(6) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-25377)