Form 10KSB
period 2003-03-31
NURESCELL INC
filed 2003-07-02
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended March 31, 2003


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                         Commission file number: 0-25377

                                 Nurescell Inc.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           Nevada                                       33-0805583
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

      P.O. Box 116, North Haven, CT                         06473
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                    Issuer's telephone number: (203) 239-9734

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
       None                                          None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value
                                (TITLE OF CLASS)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Issuer's net loss for its most recent fiscal year (ended March 31, 2003) was $449,328.

         The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the issuer, based upon the average bid and asked price of such common equity on June 25, 2003, as reported by the OTC Bulletin Board, was approximately $11,470. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of outstanding shares of the issuer's Common Stock on June 25, 2003 was 46,060,025.

         Documents incorporated by reference: None.

    Transitional Small Business Disclosure Format (CHECK ONE): Yes /X/ No / /

                                     PART I

              NOTE: NURESCELL INC. HAS ELECTED TO FOLLOW DISCLOSURE
                ALTERNATIVE 2 IN THE PREPARATION OF THIS REPORT.



ITEM 6. DESCRIPTION OF BUSINESS.
--------------------------------

   GENERAL. Nurescell Inc. (the "Company") is a development stage company that was formed in 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology material, which is comprised of a unique composite of materials, was designed for incorporation into the structural components of new and existing nuclear reactors and other facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing facilities. In addition, it was expected to provide an innovative shielding material for various other purposes, including nuclear accelerator and defense research applications. To date, the Company has failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company has been forced to reduce its operations to a minimal level. On March 21, 2003, the Company entered into a Restructure Agreement (the "Restructure Agreement") with Triton Private Equities Fund, L.P. ("Triton"), Advanced Technology Industries, Inc. ("ATI") (a related party) and ATI's subsidiary, ATI Nuklear AG ("AG"), pursuant to which Triton has taken control of the Company and the Company will divest itself of the Nurescell Technology, as described in more detail below.

   PRODUCT TESTING AND MARKETING. Since inception, the Company has spent approximately $475,000 on research and development activities with respect to the Nurescell Technology. In light of the Restructure Agreement and the Company's financial condition, the Company has ceased all product testing and marketing.

   INTELLECTUAL PROPERTY RIGHTS. To date, patents for the Nurescell Technology have been granted in the United States, the Russian Federation and Taiwan. In addition, the Company has applied for certain other foreign patents and protection of its intellectual property to the extent appropriate under the circumstances.

   PERSONNEL. From April 1, 2002 until March 21, 2003, the Company had one full-time employee. Since March 21, 2003, the Company has had no employees, with the services of Lawrence Shatsoff (the Company's sole director and officer since that date) being provided pursuant to a consulting agreement between Mr. Shatsoff, the Company and Triton. See "Item 11. Interest of Management and Others in Certain Transactions."

   THE RESTRUCTURE AGREEMENT. The Restructure Agreement provides for the transfer by the Company to ATI or AG of all right, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and AG of all debts and other obligations owed to either of them by the Company (the "ATI Obligations"), consisting primarily of a $1 million promissory note, plus interest, secured by the Nurescell Technology (among other things) and approximately $200,000 in short-term cash advances and payments made by ATI to or on behalf of the Company. The agreement also provides for conversion of the Company's notes payable to Triton, which will give Triton a controlling interest in the Company.

   The Restructure Agreement contains various customary provisions relating to the Company, ATI and AG. Those provisions include, among other things, representations and warranties with respect to (i) the execution and enforceability of the Restructure Agreement and (ii) title to, and absence of liens on, the Nurescell Technology. The preparation and circulation of an Information Statement to the Company's stockholders is a condition to the completion of the Restructure Agreement, and, subject to certain provisions of the Restructure Agreement, it is expected that such completion will occur 23 days after the Information Statement is sent or given to the Company's stockholders. At this time, it is anticipated that the transfer of the Nurescell Technology pursuant to the Restructure Agreement will take place in the third quarter of 2003. In light of AG's security interest in the Nurescell Technology in connection with the ATI Obligations, the parties have agreed that the transfer of the Nurescell Technology pursuant to the Restructure Agreement constitutes a transfer of collateral pursuant to Section 9609 of the California Uniform Commercial Code.

   Following the transfer of the Nurescell Technology, the Company expects to have essentially no assets. However, after that transfer, as well as certain anticipated conversions of outstanding debt into Common Stock, it is expected that the Company will be left with only approximately $100,000 in liabilities. It is expected that those remaining liabilities will either be settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company (which is currently being investigated by Triton). As the transfer of the Nurescell Technology will involve a transfer of assets in return for cancellation of certain indebtedness, the Company's current stockholders will receive no payment as a result of that transfer and will retain their equity interests in the Company following the consummation of the transaction. For accounting purposes, the Company will treat the transfer of the Nurescell Technology as an exchange for the extinguishment of debt.

ITEM 7. DESCRIPTION OF PROPERTY.
--------------------------------

   For a portion of the past fiscal year, the Company's executive offices were located in rented premises of approximately 300 square feet with a monthly rent of $357. That lease has since been terminated and the Company now operates out of the home of Lawrence Shatsoff at no charge. Due to its minimal level of operations, the Company expects that this arrangement will be sufficient for its executive offices for the foreseeable future.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.
----------------------------------------------------------------

   Set forth below is information regarding the sole director and officer of the Company. The Company has no employees.

          Name                      Age                 Positions
          ----                      ---                 ---------

     Lawrence Shatsoff              49           President, Chief Financial
                                                 Officer, Secretary and director

   Mr. Shatsoff has been the Company's sole director and officer since March 21, 2003, when all of the then existing officers and directors resigned pursuant to the Restructure Agreement. From June 2001 until December 2002, Mr. Shatsoff was President of Markland Technologies, Inc., a publicly-held technology company involved in the sale and marketing of home theater products. Prior to becoming President of Markland Technologies, Mr. Shatsoff served from June 2000 to June 2001 in various executive capacities and as a director of Corzon, Inc., a publicly-held telecommunications company. From 1995 to 2000, Mr. Shatsoff was the Vice President and Chief Operations Officer of DCI Telecom, Inc., a publicly-held company, and from 1991 to 1994, he served as Vice President and Chief Operations Officer of Alpha Products, a privately-held computer circuit board sales and manufacturing company. Mr. Shatsoff also performs independent management consulting services through his own company, Business Analysis Group, LLC. Mr. Shatsoff graduated in 1975 from Rider College with a B.S. Degree in Decision Sciences and Computers.

   Subject to prior resignation or removal, the Company's director serves in that capacity until the next annual meeting of stockholders or until his successor is elected or appointed and duly qualified. Officers are appointed by the Board of Directors and serve in that capacity until resignation or removal. Except as provided in the Restructure Agreement or as agreed upon between Mr. Shatsoff and Triton, there are no arrangements or understandings between Mr. Shatsoff and any other person pursuant to which he was selected for his office or position. Within the past five years (i) no petition under the federal Bankruptcy Act or any state insolvency law has been filed by or against Mr. Shatsoff, and no receiver, fiscal agent or similar officer has been appointed by a court for the business or property of such person, or any partnership in which such person was a general partner at or within the two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within the past two years and (ii) Mr. Shatsoff has not been convicted in a criminal proceeding (excluding traffic violations and other minor offenses).

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.
-----------------------------------------------

   EXECUTIVE COMPENSATION. The following table sets out the compensation paid on a cash basis during the fiscal year ended March 31, 2003 to (i) each of the Company's three highest paid officers or directors and (ii) the Company's officers and directors as a group:


Name or Identity of Group            Title                          Compensation
-------------------------            -----                          ------------

   John Longenecker                Director (1)                        $ 0 (2)

   James Samuelson                 President, Secretary and
                                   Chief Financial Officer (3)         $ 0 (2)

   Shelby Brewer                   Director (3)                        $ 0 (2)

   Lawrence Shatsoff               President, Secretary, Chief
                                   Financial Officer and Director (4)  $ 0 (4)


(1) Resigned June 15, 2002.

(2) Does not include group life, health, hospitalization or other benefit plans which do not discriminate in scope, terms or operation in favor of officers or directors and which are available generally to all salaried employees.

(3) Resigned March 21, 2003.

(4) Has occupied the positions shown since March 21, 2003. Mr. Shatsoff is not an employee of the Company but receives compensation for his services pursuant to a consulting agreement with the Company and Triton. See "Item 11. Interest of Management and Others in Certain Transactions."

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

   As of March 31, 2003, no options were outstanding under the Option Plan. The aggregate number of shares of Common Stock deliverable upon the exercise of all options granted under the Option Plan cannot exceed 360,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's Common Stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

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

   The Board of Directors of the Company may amend, suspend or terminate the Option Plan at any time. Unless terminated sooner, the Option Plan will terminate on June 15, 2008 and no options may be granted thereafter. No amendment, suspension or termination of the Option Plan will, without the consent of the option holder, be made which would alter or impair any rights or obligations under any option then outstanding. Upon the dissolution or liquidation of the Company, the Option Plan will terminate, and any option previously granted thereunder and not yet exercisable in full will also terminate. In the event, however, that the Company is succeeded by another corporation, the Option Plan and any remaining options granted thereunder will be assumed by such successor corporation, subject to such adjustments as may be necessary due to the capital structure of the successor corporation. It is not expected that any options will be granted in the future under the Option Plan. There is no plan currently to change or terminate the Option Plan due to the Restructure Agreement.

   COMPENSATION TO DIRECTORS. Except as noted above, the Company has not compensated its directors for their services as such, although in the past they have been granted options under the Option Plan. It is, however, the policy of the Company to reimburse directors for reasonable expenses incurred in attending meetings of the Board of Directors.

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.
-----------------------------------------------------------------------

   COMMON STOCK. The following table sets forth the record ownership of the Company's Common Stock (the Company's only class of voting stock) as of June 25, 2003 as to (i) each person or entity who owns more than 10% of the Company's Common Stock, (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:

Name and Address of Owner                 Number of Shares Owned (1)        Percent of Class (2)
-------------------------                 --------------------------        --------------------
Triton Private Equities Fund, L.P.             30,000,000 (3)                     65.1%
225 N. Market St., Suite 333
Wichita, Kansas  67202

John Longenecker                                  425,900 (3)                     0.92%
13380 Pantera Rd.
San Diego, California 92130

James Samuelson                                       -0- (3)                       N/A
2030 Main Street
Irvine, California 92614

Shelby Brewer                                      15,568 (3)                     0.03%
2151 Jamieson Ave., Suite 1607
Alexandria, Virginia 22314

Lawrence Shatsoff                                     -0- (3)                       N/A
P.O. Box 116
North Haven, Connecticut  06473

All officers and directors                        441,468 (3)                     0.95%
as a group (4 persons) (4)


(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable.

(2) Based on 46,060,025 shares of Common Stock outstanding, without taking into account any shares issuable upon the exercise of outstanding options, warrants or other rights.

(3) Does not include shares which can be obtained pursuant to the exercise of options, warrants and other stock acquisition rights, as described in the table below.

(4) Includes John Longenecker, James Samuelson and Shelby Brewer, who are no longer officers or directors. See "Item 9. Remuneration of Directors and Officers" above.

   The Company has no class of non-voting securities presently outstanding.

   OPTIONS, WARRANTS AND OTHER RIGHTS. The following table sets forth the options, warrants and other rights to acquire securities of the Company which were held as of June 25, 2003 by (i) each person or entity who owns more than 10% of the Company's Common Stock, (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers," where the total market value of securities obtainable by such person under all outstanding options exceeds $10,000, and (iii) all officers and directors of the Company as a group:

                                        Title and Amount of
                                        Common Stock Called
                                     For by Options, Warrants
Name of Holder                            And Other Rights       Exercise Price    Date of Exercise
--------------                            ----------------       --------------    ----------------
Triton Private Equities Fund, L.P.        1,346,108,980(1)            (1)              (1)

Lawrence Shatsoff                              (2)                    (2)              (2)

All officers and directors
as a group (4 persons) (3)                     (2)                    (2)              (2)


(1) Triton holds $305,000 in principal amount of the Company's Series 1999-A Convertible Promissory Note and $385,000 in principal amount of the Company's Series 2000-A Convertible Promissory Note (collectively, the "Notes"). The Notes, together with accrued interest thereon and certain accrued penalties with respect thereto, were convertible into up to 1,257,188,000 shares of Common Stock as of June 25, 2003. The conversion amount varies based on a percentage of a specified average closing bid price of the Common Stock during a specified period prior to the conversion date. In addition, as of June 25, 2003, Triton had loaned to the Company or provided for its benefit $87,986 for operating expenses (the "Operating Loans"). The Operating Loans, together with accrued interest, are convertible into shares of the Company's Common Stock at the same rate as the Company's Series 2000-A Convertible Promissory Note, resulting in up to 88,920,980 shares of Common Stock being issuable to Triton on the Operating Loans as of June 25, 2003.

(2) For his services to the Company, Mr. Shatsoff is entitled to receive shares of the Company's Common Stock in an amount to be determined at some future date by mutual agreement between the Company, Triton and Mr. Shatsoff. See "Item 11. Interest of Management and Others in Certain Transactions."

(3) Includes John Longenecker, James Samuelson and Shelby Brewer, who are no longer officers or directors; however, the options held by such persons are excluded from the table because the total market value of securities obtainable by such persons under all outstanding options does not exceed $50,000.

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.
-------------------------------------------------------------------

   The following is a description of those transactions by the Company in the past two fiscal years or which are presently proposed in which (i) any Company director, officer or greater than 10% stockholder (or a relative or spouse thereof, or any relative of such spouse) has or is to have a direct or indirect interest and (ii) the amount involved exceeds $50,000.

   Pursuant to an agreement with Triton, certain creditors of the Company have agreed to exchange a total of $722,459 in accounts payable, accrued expenses and amounts due to stockholders and former officers into an aggregate of 72,245,862 shares of the Company's Common Stock. Of those creditors, five are former officers or directors of the Company who are owed a total of $571,350 by the Company for unpaid compensation and/or loans. That amount is exchangeable for 57,135,024 shares of the Company's Common Stock.

   On March 21, 2003, the Company entered into the Restructure Agreement with Triton, ATI and AG, pursuant to which Triton has taken control of the Company and the Company will divest itself of the Nurescell Technology. ATI is a former controlling stockholder of the Company. See "Item 6. Description of Business - The Restructure Agreement."

   Triton currently holds the Notes, which were issued to Triton in 1999 and 2000 and were convertible into up to 1,257,188,000 shares of the Company's Common Stock as of June 25, 2003. As of June 25, 2003, Triton had also loaned to the Company, or provided for its benefit, the Operating Loans, such amounts to be repaid by the Company under the terms of a Convertible Promissory Note dated March 21, 2003. The Operating Loans, together with accrued interest, are convertible into shares of the Company's Common Stock at the same rate as one of the Notes, resulting in up to 88,920,980 shares of Common Stock being issuable to Triton as a result of the Operating Loans as of June 25, 2003.

   As of April 1, 2003, the Company, Triton and Lawrence Shatsoff entered into a Consulting Agreement pursuant to which Mr. Shatsoff is to act as an officer and director of the Company for a one year term (subject to extension at the Company's option). For his services, Mr. Shatsoff is to be paid $3,000 per month and is entitled to receive shares of the Company's Common Stock in an amount to be determined by mutual agreement between the Company, Triton and Mr. Shatsoff. The agreement is terminable by the Company at any time, with or without cause, on no more than 30 days prior notice.


                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.
---------------------------------------------------------------------------

   The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "NUSL." The following table sets forth the quarterly high and low bids for the Company's Common Stock as reported by the OTC Bulletin Board for the past two fiscal years:


        Fiscal Year 2002                                      High*       Low*
        ----------------                                      -----       ----

        First quarter ....................................... $0.51      $0.11
        Second quarter ...................................... $0.20      $0.06
        Third quarter ....................................... $0.10      $0.02
        Fourth quarter ...................................... $0.045     $0.005

        Fiscal Year 2003
        ----------------

        First quarter ....................................... $0.045     $0.009
        Second quarter ...................................... $0.015     $0.001
        Third quarter ....................................... $0.001     $0.001
        Fourth quarter ...................................... $0.001     $0.001

* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

   The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in its business. As of June 25, 2003, the number of record holders of the Company's Common Stock was approximately 280.

   For information regarding shares of Common Stock authorized for issuance under the Company's equity compensation plans, see "Item 9. Remuneration of Directors and Officers - Stock Option Plan" and "Item 10. Security Ownership of Management and Certain Security Holders - Options, Warrants and Other Rights."

ITEM 2. LEGAL PROCEEDINGS.
--------------------------

   To the knowledge of management, there is no litigation pending against the Company.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

   None, except as previously reported in the Company's reports on Form 8-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

   There were no matters submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
-----------------------------------------------------------

   Section 16 of the Securities Exchange Act requires that officers and directors of the Company, as well as those persons who beneficially own more than 10% of the outstanding Common Stock of the Company, file reports of security ownership and changes in such ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission within specified time periods. Based solely on a review of copies of such reports furnished to the Company, the Company believes that during the year ended March 31, 2003, such filing requirements were complied with by its officers, directors and applicable stockholders, except that Triton filed its report on Form 3 with respect to its acquisition of Common Stock pursuant to the Restructure Agreement one day late.

ITEM 6. REPORTS ON FORM 8-K.
----------------------------

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.


                                    PART F/S

                         INDEX TO FINANCIAL STATEMENTS




                                                                       Page No.
                                                                       -------

INDEPENDENT AUDITORS' REPORT                                             F-1


BALANCE SHEET                                                            F-2
  At March 31, 2003


STATEMENTS OF OPERATIONS                                                 F-3
  For the Years Ended March 31, 2003 and 2002
  For the Period from Inception (May 12, 1998) to March 31, 2003


STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                  F-4 - 7
  For the Period from Inception (May 12, 1998) to March 31, 2003


STATEMENTS OF CASH FLOWS                                                 F-8
  For the Years Ended March 31, 2003 and 2002
  For the Period from Inception (May 12, 1998) to March 31, 2003


NOTES TO FINANCIAL STATEMENTS                                           F-9 - 22

To the Board of Directors and Stockholders
Nurescell Inc.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying balance sheet of Nurescell Inc. (a development stage company) (the "Company") as of March 31, 2003, and the related statements of operations, stockholders' deficiency and cash flows for the years ended March 31, 2003 and 2002 and for the period from inception (May 12, 1998) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nurescell Inc. (a development stage company) as of March 31, 2003 and 2002, and the results of its operations, changes in stockholders' deficiency and cash flows for the years then ended and for the period from inception (May 12, 1998) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations since inception and, as of March 31, 2003, had a deficit accumulated during the development stage of $10,895,909 and a working capital deficit of $4,226,151. In addition, the Company is in default on its convertible notes payable. As a result of the debt defaults, on March 21, 2003, the Company entered into a Restructure Agreement in which it agreed to transfer its technology and only active business. As discussed further in Note 1 to the financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /S/ MARCUM & KLIEGMAN LLP


New York, New York
June 16, 2003

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEET

                                 MARCH 31, 2003





                                         ASSETS
                                         ------

CURRENT ASSETS:
  Cash                                                             $      5,125
                                                                   -------------
        TOTAL ASSETS                                               $      5,125
                                                                   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES:
  Convertible notes payable - ATI (related party)                  $  1,000,000
  Convertible notes payable - Triton (related party)                    690,000
  Accounts payable                                                      296,399
  Due to stockholders and former officers                               254,022
  Accrued expenses                                                    1,540,855
  Unearned revenue                                                      450,000
                                                                   -------------
        TOTAL CURRENT LIABILITIES                                     4,231,276
                                                                   -------------
STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.0001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 46,070,238 shares issued and 46,060,025
    shares outstanding                                                    4,607
  Additional paid-in capital                                          6,695,151
  Treasury stock, at cost - 10,213 shares                               (30,000)
  Deficit accumulated during the development stage                  (10,895,909)
                                                                   -------------
        TOTAL STOCKHOLDERS' DEFICIENCY                               (4,226,151)
                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $      5,125
                                                                   =============




   The accompanying notes are an integral part of these financial statements.


                                    NURESCELL INC.
                         (A Company in the Development Stage)

                               STATEMENTS OF OPERATIONS



                                        For the Years Ended        For the Period
                                             March 31,            from May 12, 1998
                                   ----------------------------- (Date of Inception)
                                       2003             2002       to March 31, 2003
                                   -------------   -------------     -------------
SALES                              $         --    $         --      $         --

COST OF SALES                                --              --                --
                                   -------------   -------------     -------------
GROSS PROFIT (LOSS)                          --              --                --
                                   -------------   -------------     -------------
OPERATING EXPENSES:
  Bad debts                              25,000           8,700            33,700
  General and administrative             51,326          98,084           151,010
                                   -------------   -------------     -------------
    TOTAL OPERATING EXPENSES             76,326         106,784           184,710
                                   ------------    ------------      ------------
LOSS FROM OPERATIONS                    (76,326)       (106,784)         (184,710)
                                   -------------   -------------     -------------
OTHER INCOME (EXPENSES):
    Interest expense                     (8,313)         (4,854)          (16,236)
                                   -------------   -------------     -------------
    TOTAL OTHER EXPENSES                 (8,313)         (4,854)          (16,236)
                                   -------------   -------------     -------------

LOSS FROM CONTINUING OPERATIONS         (84,639)       (111,638)         (200,946)

LOSS FROM DISCONTINUED OPERATIONS      (364,689)     (2,206,433)      (10,694,963)
                                   -------------   -------------     -------------
NET LOSS                           $   (449,328)   $ (2,318,071)     $(10,895,909)
                                   =============   =============     =============

BASIC AND DILUTED LOSS PER SHARE:
  Continuing operations            $      (0.01)   $      (0.01)
  Discontinued operations                 (0.02)          (0.13)
                                   -------------   -------------
      NET LOSS PER SHARE           $      (0.03)   $      (0.14)
                                   =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic and diluted                16,892,156      16,070,238
                                   =============   =============



      The accompanying notes are an integral part of these financial statements.

                                           NURESCELL INC.
                                (A Company in the Development Stage)

                               STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                   FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO MARCH 31, 2003


              (All per shares prices are presented rounded within two decimal places)


                                                   Common Stock          Additional       Stock
                                            --------------------------    Paid-in      Subscription
                                               Shares        Amount       Capital       Receivable
                                            ------------  ------------  ------------   ------------
Issuance of common stock
  Cash - Founding Shareholders
   (May and June 1998 at $.001 per share)     2,500,000   $       250   $     2,250    $        --
  Purchase of Technology
   (June 1998 at $.0001)                     10,000,000         1,000        (1,000)            --
  Cash - $1.00 per share (August 1998)          498,000            50       497,950             --
  Cash - $5.00 per share, net of
    issuance cost (September 1998)               79,000             8       349,992             --
  Common stock subscriptions                      5,000            --        25,000             --
Fair value of options granted                        --            --        30,000             --
Net loss, as restated for March 31, 1999             --            --            --             --
                                            ------------  ------------  ------------   ------------
BALANCE, MARCH 31, 1999                      13,082,000         1,308       904,192             --

Issuance of common stock
  Consulting/other services (May 1999
    through December 1999 at
    $1.12 - $3.51 per share)                    692,000            69     1,591,138             --
  Exercise of stock options
    (October 1999 at $.50 per share)            120,000            12        59,988             --
  Exercise of stock options
    (January 2000 at $1.00 per share)            15,000             2        14,998             --
  Exercise of stock options
    (March 2000 at $2.00 per share)              10,000             1        19,999             --
  Settlement of related party accruals
    (January 2000 at $2.13 per share)           524,226            52     1,113,928             --
  Award to directors and officers
    (January 2000 at $2.13 per share)           734,562            74     1,560,870             --
  Cash (April 1999 at $5.00)                     14,000             1        69,999             --
  Purchase of 10,213 shares of
    treasury stock at $2.94 per share                --            --            --             --
Fair value of options granted                        --            --       691,756             --
Fair value of warrants granted                       --            --       102,696             --
Net loss                                             --            --            --             --
                                            ------------  ------------  ------------   ------------
BALANCE, MARCH 31, 2000                      15,191,788   $     1,519   $ 6,129,564             --
                                            ============  ============  ============   ============


             The accompanying notes are an integral part of these financial statements.

                                         NURESCELL INC.
                              (A Company in the Development Stage)

                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO MARCH 31, 2003


            (All per shares prices are presented rounded within two decimal places)

                                                   Common Stock         Additional    Stock
                                             ------------------------    Paid-in   Subscription
                                                Shares       Amount      Capital    Receivable
                                             -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2000                      15,191,788   $    1,519   $6,129,564   $       --

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                           7,500            1        7,499           --
  Exercise of stock options (June 2000
    at $0.25 per share)                         100,000           10       24,990      (25,000)
  Settlement of lawsuit (August 2000
    at $1.03 per share)                          34,000            3       35,058           --
  Settlement of lawsuit (February 2001
    at $0.34 per share)                          50,000            5       17,185           --
  Conversion of debt (August 2000 at
    $0.53 per share)                            250,000           25      132,475           --
  Conversion of debt (January 2001 at
    $0.30 per share)                            336,950           34      100,000           --
  To employee (August 2000 at $0.62
    per share)                                  100,000           10       62,490           --
Fair value of options and warrants granted           --           --      158,890           --
Net loss                                             --           --           --           --
                                             -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2001                      16,070,238        1,607    6,668,151      (25,000)

Net loss                                             --           --           --           --
                                             -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2002                      16,070,238        1,607    6,668,151      (25,000)

Conversion of debt (March 2003 at
    $0.001 per share)                        30,000,000        3,000       27,000           --
Write-off of stock subscription receivable           --           --           --       25,000

Net loss                                             --           --           --           --
                                             -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2003                      46,070,238   $    4,607   $6,695,151   $       --
                                             ===========  ===========  ===========  ===========



          The accompanying notes are an integral part of these financial statements.

                                    NURESCELL INC.
                         (A Company in the Development Stage)

                        STATEMENTS OF STOCKHOLDERS' DEFICIENCY

            FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO MARCH 31, 2003

       (All per shares prices are presented rounded within two decimal places)


                                              Treasury     Accumulated
                                               Stock         Deficit         Total
                                            ------------   ------------   ------------
Issuance of common stock
  Cash - Founding Shareholders
   (May and June 1998 at $.001 per share)   $        --    $        --    $     2,500
  Purchase of Technology
   (June 1998 at $.0001)                             --             --             --
  Cash - $1.00 per share (August 1998)               --             --        498,000
  Cash - $5.00 per share, net of
    issuance cost (September 1998)                   --             --        350,000
  Common stock subscriptions                         --             --         25,000
Fair value of options granted                        --             --         30,000
Net loss, as restated for March 31, 1999             --       (674,526)      (674,526)
                                            ------------   ------------   ------------
BALANCE, MARCH 31, 1999                              --       (674,526)       230,974

Issuance of common stock
  Consulting/other services (May 1999
    through December 1999 at
    $1.12 - $3.51 per share)                         --             --      1,591,207
  Exercise of stock options
    (October 1999 at $.50 per share)                 --             --         60,000
  Exercise of stock options
    (January 2000 at $1.00 per share)                --             --         15,000
  Exercise of stock options
    (March 2000 at $2.00 per share)                  --             --         20,000
  Settlement of related party accruals
    (January 2000 at $2.13 per share)                --             --      1,113,980
  Award to directors and officers
    (January 2000 at $2.13 per share)                --             --      1,560,944
  Cash (April 1999 at $5.00)                         --             --         70,000
  Purchase of 10,213 shares of
    treasury stock at $2.94 per share           (30,000)            --        (30,000)
Fair value of options granted                        --             --        691,756
Fair value of warrants granted                       --             --        102,696
Net loss                                             --     (6,416,192)    (6,416,192)
                                            ------------   ------------   ------------
BALANCE, MARCH 31, 2000                     $   (30,000)   $(7,090,718)   $  (989,635)
                                            ============   ============   ============


      The accompanying notes are an integral part of these financial statements.

                                      NURESCELL INC.
                           (A Company in the Development Stage)

                          STATEMENTS OF STOCKHOLDERS' DEFICIENCY

              FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO MARCH 31, 2003


         (All per shares prices are presented rounded within two decimal places)


                                               Treasury      Accumulated
                                                Stock          Deficit          Total
                                             -------------   -------------   -------------
BALANCE, MARCH 31, 2000                      $    (30,000)   $ (7,090,718)   $   (989,635)

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                                --              --           7,500
  Exercise of stock options (June 2000
    at $0.25 per share)                                --              --              --
  Settlement of lawsuit (August 2000
    at $1.03 per share)                                --              --          35,061
  Settlement of lawsuit (February 2001
    at $0.34 per share)                                --              --          17,190
  Conversion of debt (August 2000 at
    $0.53 per share)                                   --              --         132,500
  Conversion of debt (January 2001 at
    $0.30 per share)                                   --              --         100,034
  To employee (August 2000 at $0.62
    per share)                                         --              --          62,500
Fair value of options and warrants granted             --              --         158,890
Net loss                                               --      (1,037,792)     (1,037,792)
                                             -------------   -------------   -------------
BALANCE, MARCH 31, 2001                           (30,000)     (8,128,510)     (1,513,752)

Net loss                                               --      (2,318,071)     (2,318,071)
                                             -------------   -------------   -------------
BALANCE, MARCH 31, 2002                           (30,000)    (10,446,581)     (3,831,823)

Conversion of debt (March 2003 at
    $0.001 per share)                                  --              --          30,000
Write-off of stock subscription receivable             --              --          25,000

Net loss                                               --        (449,328)       (449,328)
                                             -------------   -------------   -------------
BALANCE, MARCH 31, 2003                      $    (30,000)   $(10,895,909)   $ (4,226,151)
                                             =============   =============   =============



        The accompanying notes are an integral part of these financial statements.

                                             NURESCELL INC.
                                  (A Company in the Development Stage)

                                        STATEMENTS OF CASH FLOWS

                                                                                           For the Period
                                                               For the Years Ended         from Inception
                                                                     March 31,             (May 12, 1998)
                                                           -----------------------------    to March 31,
                                                               2003            2002             2003
                                                           -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $   (449,328)   $ (2,318,071)   $(10,895,909)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                               15,427          15,555          60,145
      Bad debts                                                  25,000           8,700          33,700
      Inventory write-down                                       10,022          54,515          64,537
      Write-off of intangible assets                                 --          87,944          87,944
      Amortization of discount on notes payable                      --              --         556,579
      Loss on abandonment of computer software                   32,248              --          39,026
      Issuance of stock for services                                 --              --       4,380,882
      Fair value of options and warrants                             --              --         880,646
      Gain on conversion of debt                                     --              --        (280,000)
  Changes in Operating Assets and Liabilities:                       --
      Accounts receivable - related party                            --         434,480          (8,700)
      Inventory                                                      --          (4,645)        (64,537)
      Prepaid expenses                                               --          10,132              --
      Accounts payable                                           39,355         101,545         296,399
      Accrued expenses                                          490,855         661,356       1,540,855
      Accrued termination fee                                        --       1,000,000       1,000,000
      Unearned income                                          (200,000)       (200,000)        450,000
                                                           -------------   -------------   -------------
      NET CASH USED IN OPERATING ACTIVITIES                     (36,421)       (148,489)     (1,858,433)
                                                           -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                --              --         (99,171)
  Acquisition of intangibles                                         --          (7,059)        (87,944)
                                                           -------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES                          --          (7,059)       (187,115)
                                                           -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Repayment of) proceeds from overdraft                           (849)            849              --
  Proceeds from sale of common stock                                 --              --       1,018,000
  Prepaid financing costs                                            --              --         (96,349)
  Proceeds from stockholder and former officers
    loans-net                                                    42,395         140,841         254,022
  Proceeds from issuance of convertible notes                        --              --         875,000
                                                           -------------   -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   41,546         141,690       2,050,673
                                                           -------------   -------------   -------------
INCREASE (DECREASE) IN CASH                                       5,125         (13,858)          5,125
CASH - BEGINNING OF PERIOD                                           --          13,858              --
                                                           -------------   -------------   -------------
                                                           $      5,125    $         --    $      5,125
                                                           =============   =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

  Cash paid during the year for:
    Interest                                               $         --    $         --    $      7,359
                                                           =============   =============   =============
    Income taxes                                           $         --    $        525    $      1,600
                                                           =============   =============   =============
  NON CASH FLOW FINANCING ACTIVITY:

Issuance of common stock upon conversion of note payable
                                                           $     30,000    $         --    $     30,000
                                                           =============   =============   =============



               The accompanying notes are an integral part of these financial statements.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS

Nurescell Inc. (the "Company") is a development stage company that was formed in 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology material, which is comprised of a unique composite of materials, was designed for incorporation into the structural components of new and existing nuclear reactors and other facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing facilities. In addition, it was expected to provide an innovative shielding material for various other purposes, including nuclear accelerator and defense research applications. To date, the Company has failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company has been forced to reduce its operations to a minimal level. On March 21, 2003, the Company entered into a Restructure Agreement (the "Restructure Agreement") with Triton Private Equities Fund, L.P. ("Triton"), Advanced Technology Industries, Inc. ("ATI") (a related party) and ATI's subsidiary, ATI Nuklear AG ("AG"), pursuant to which Triton has taken control of the Company and the Company will divest itself of the Nurescell Technology, as described in more detail below.

The Restructure Agreement provides for the transfer by the Company to ATI or AG of all right, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and AG of all debts and other obligations owed to either of them by the Company (the "ATI Obligations"), consisting primarily of a $1 million promissory note, plus interest, secured by the Nurescell Technology (among other things) and approximately $200,000 in short-term cash advances and payments made by ATI to or on behalf of the Company. The agreement also provides for conversion of the Company's notes payable to Triton, which will give Triton a controlling interest in the Company.

The Restructure Agreement contains various customary provisions relating to the Company, ATI and AG. Those provisions include, among other things, representations and warranties with respect to (i) the execution and enforceability of the Restructure Agreement and (ii) title to, and absence of liens on, the Nurescell Technology. The preparation and circulation of an Information Statement to the Company's stockholders is a condition to the completion of the Restructure Agreement, and, subject to certain provisions of the Restructure Agreement, it is expected that such completion will occur 23 days after the Information Statement is sent or given to the Company's stockholders. At this time, it is anticipated that the transfer of the Nurescell Technology pursuant to the Restructure Agreement will take place in the third quarter of 2003. In light of AG's security interest in the Nurescell Technology in connection with the ATI Obligations, the parties have agreed that the transfer of the Nurescell Technology pursuant to the Restructure Agreement constitutes a transfer of collateral pursuant to Section 9609 of the California Uniform Commercial Code.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

Following the transfer of the Nurescell Technology, the Company expects to have essentially no assets. However, after that transfer, as well as certain anticipated conversions of outstanding debt into common stock, it is expected that the Company will be left with only approximately $100,000 in liabilities. It is expected that those remaining liabilities will either be settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company (which is currently being investigated by Triton). As the transfer of the Nurescell Technology will involve a transfer of assets in return for cancellation of certain indebtedness, the Company's current stockholders will receive no payment as a result of that transfer and will retain their equity interests in the Company following the consummation of the transaction. For accounting purposes, the Company will treat the transfer of the Nurescell Technology as an exchange for the extinguishment of debt.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company is in the development stage and has incurred losses from operations since inception. As of March 31, 2003, the Company had an accumulated deficit since inception of $10,895,909. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

Management's business plan will require additional financing. To support its operations during the year ended March 31, 2003, the Company borrowed monies from officers and certain stockholders in the amount of $42,395.

The Company is actively seeking a merger or other business combination with a private company. The Company's ability to continue as a going concern is dependent upon additional financing, restructuring its existing liabilities, and the successful completion of a merger or other business combination. No assurance can be given that the Company will be successful in locating a candidate for a merger or other business combination and/or completing such transaction. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred. The amount charged to research and development for the years ended March 31, 2003 and 2002 approximated $-0- and $404,000, respectively, and is reflected in loss from discontinued operations in the accompanying statements of operations.

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

Fair Value of Financial Instruments
-----------------------------------

The reported carrying amount of the Company's cash, convertible notes, accounts payable, due to stockholders and former officers, accrued expenses and unearned revenue approximates the estimated fair values due to the short-term maturities of those financial instruments.

Revenue Recognition
-------------------
The Company recognizes revenue from licensing and sub-licensing sales when the following criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Stock Options and Similar Equity Instruments
--------------------------------------------

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure"' which amended SFAS N0. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant. The follow table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                         For the Year Ended
                                                              March 31,
                                                         2003           2002
                                                     ---------------------------

Net loss attributable to common shareholders
 As reported                                         $  (449,328)   $(2,318,071)
 Less:  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards                                       --             --
                                                     ------------   ------------
 Pro forma                                           $  (449,328)   $(2,318,071)
                                                     ============   ============
Basic and diluted net loss per share
 As reported
           Continuing operations                     $     (0.01)   $     (0.01)
        Discontinued operations                            (0.02)         (0.13)
                                                     ------------   ------------
 Net loss per share                                  $     (0.03)   $     (0.14)
                                                     ============   ============
 Pro forma
            Continuing operations                    $     (0.01)   $     (0.01)
        Discontinued operations                            (0.02)         (0.13)
                                                     ------------   ------------
 Net loss per share                                  $     (0.03)   $     (0.14)
                                                     ============   ============

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information
-------------------

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company views its business as principally one segment.

Recent Accounting Pronouncements and Adoption of New Policies
-------------------------------------------------------------

As of March 31, 2003, the Company has adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146")." " SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date an entity commits to an exit plan under previously existing guidance. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 had no significant impact on the Company's financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Fin 45 did not have a material impact on the Company's financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial position and results of operations.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements and Adoption of New Policies (Continued)
-------------------------------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of adopting SAFS No. 150 on its financial position and results of operations.

Reclassifications
-----------------

Certain amounts have been reclassified in the 2002 financial statements to correspond to the 2003 presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

During the quarter ending March 31, 2003, the Company wrote-off its remaining property and equipment in the amount of $32,248 due to abandonment by the Company. However, before abandoning of such assets, depreciation expense for the years ended March 31, 2003 and 2002 amounted to $15,427 and $15,555, respectively. Such amounts are reflected in discontinued operations in the statements of operations.

NOTE 4 - CONVERTIBLE NOTES PAYABLE - ATI (Related Party)

In 2001 the Company executed a $1 million secured convertible promissory note payable to AG (formerly known as Nurescell AG) bearing interest at 8% per annum, with principal and interest to be paid in 32 equal monthly payments of $34,805 each, beginning on November 30, 2001. Any remaining principal balance and accrued interest is due and payable on September 30, 2004. The note is secured by (i) 15,000,000 shares of the Company's common stock,(ii) a first priority security interest in the Company's technology and (iii) all royalties due to AG. The Company did not make scheduled monthly payments and is in default as to the principal and interest payments. Interest accrued on this note payable for the year ended March 31, 2003 amounted to $120,000 and is included in accrued expenses in the accompanying balance sheet (see Note 11).

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - CONVERTIBLE NOTES PAYABLE - Triton (Related Party)

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton, each with a face value of $385,000 and bearing interest at 8% per annum ("December Note" and "February Note"). Interest for the December and February Notes was due quarterly beginning March 31, 2000 and June 30, 2000, respectively. Total interest accrued on both notes as of March 31, 2003 is $191,525. The Company is also liable for certain penalties due to a breach of a registration rights agreement in connection with above notes. Total penalties accrued amounted to $550,038 as of March 31, 2003. Both interest and penalties are included in accrued expenses as of March 31, 2003.

Interest on the notes can be paid in shares of the Company's common stock at the discretion of the Company, as defined in the agreement. The notes became due and payable on December 1, 2001. The holder of the notes can convert them to the Company's common stock at its option, at any time. The holder is entitled to convert all or a portion of the original principal face amount of each note into shares of common stock at a conversion price for each share of common stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's common stock at the date of the note or (b) 95% of the average of the three lowest bid prices of the Company's common stock for twenty
(20) trading days prior to the conversion date. At March 31, 2003, the Company is in default as to the principal and interest payable.

On March 21, 2003, pursuant to the Restructure Agreement, Triton converted $30,000 in principal amount of the December Note into 30,000,000 shares of common stock at the price of $.001 per share, thus giving Triton approximately 65% of the Company's outstanding common stock and voting control over the Company. Future additional conversions are planned as described in Note 1.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2003:

           Accrued directors' fees                       $   58,000
           Accrued salary                                   521,937
           Accrued interest and penalties
             ($126,388 related parties)                     875,999
           Accrued payroll taxes                              5,476
           Other advances                                    79,443
                                                         -----------

                                                         $1,540,855
                                                         ===========

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - DUE TO STOCKHOLDERS AND FORMER OFFICERS

Due to stockholders and former officers at March 31, 2003 consists of short-term cash advances of $174,310 from ATI (a major shareholder of the company to which the Company's technology is licensed). This advance is non-interest bearing and payable on demand (see Note 11). Also included in the balance is a $63,877 cash advance from Mr. Adrian Joseph, a stockholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest expense on this loan for the year ended March 31, 2003 and March 31, 2002 was $6,388 per year, with $76,388 included in accrued expenses at March 31, 2003. Also included in the balance is a $15,835 cash advance from Mr. James Samuelson, a former officer and director of the Company. This advance is non-interest bearing and is payable on demand.

NOTE 8 - COMMON STOCK

In March 1999, the Company received subscriptions for 5,000 shares of the Company's common stock at $5 per share. Subsequently, in April 1999, the monies were received and the stock was issued.

During the year ended March 31, 2000, the Company received $95,000 for the exercise of 145,000 stock options. In addition, the Company issued 14,000 shares for $70,000 to outside investors.

From May 1999 to December 1999, the Company issued 692,000 shares to employees and outside third parties for past services pursuant to consulting agreements and as approved by the Company's Board of Directors. These shares were valued at prices ranging from $1.12 to $3.51 per share based upon closing prices of the Company's common stock on the dates of the agreements.

In January 2000, the Board of Directors approved the issuance of 524,226 shares of common stock for the payment of past director fees, annual salaries and various unreimbursed expenses due to officers and directors. In addition, the Board of Directors approved an award of 734,562 shares of common stock to officers and directors on that same date. These issuances were valued at approximately $2.13 per share, based upon the closing price of the Company's common stock on the date of approval.

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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK (Continued)

On August 17, 2000 the Company issued 34,000 shares of common stock with a fair market value of approximately $1.03 per share in settlement of a lawsuit.

On September 13, 2000 the Company issued a stock bonus to William Wilson, a former President of the Company. A total of 100,000 shares with a fair market value of $0.625 per share were issued.

Triton converted a portion of its promissory notes on January 9, 2001 into 336,950 shares of common stock of the Company with a fair market value of approximately $0.30 per share.

On February 20, 2001, the Company settled a lawsuit by issuing 50,000 shares of its common stock with a fair market value of approximately $.34 per share.

On March 21, 2003 pursuant to the Restructure Agreement, Triton converted $30,000 in principal amount of a convertible promissory note previously issued to Triton by the Company into 30,000,000 shares of common stock at the price of $.001 per share, thus giving Triton approximately 65% of the Company's outstanding common stock and voting control over the Company.

Stock Options
-------------

The Company has a Non-Qualified Stock Option Plan (the "Plan") whereby the Company may grant options to directors, officers, employees or consultants to purchase the Company's common stock at the fair market value at the time of grant. The aggregate number of Company's common shares, which may be granted under the plan, is 360,000 shares.

The following is a summary of Plan and Non-Plan stock options activity through March 31, 2003:

                                                                   Weighted
                                                                    Average
                                             Number of Shares       Prices
                                             ----------------   -------------

     Balance outstanding at March 31, 1999        484,000            $0.63
       Granted                                    661,000            $1.24
       Exercised                                 (145,000)           $0.66
       Expired                                       -                 -
                                                ----------           -----
     Balance outstanding at March 31, 2000      1,000,000            $1.03
       Granted                                    150,000            $0.83
       Exercised                                 (107,500)           $0.30
       Expired                                   (585,000)             -
                                                ----------           -----
     Balance outstanding at March 31, 2001        457,500            $1.46
       Granted                                       -                 -
       Exercised                                     -                 -
       Expired                                   (207,500)             -
                                                ----------           -----
     Balance outstanding at March 31, 2002        250,000            $1.64
       Granted                                       -                 -
       Exercised                                     -                 -
       Expired                                   (250,000)           (1.64)
                                                ----------          ------
     Balance outstanding at March 31, 2003           -              $  -
                                                ==========          ======

There is no plan currently to change or terminate the Option Plan due to the Restructure Agreement.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK (Continued)

Warrants
--------

The following is a summary of all warrants granted to stockholders, consultants and others to acquire the Company's common stock through March 31, 2003:

                                    Number of Shares
                                       Subject to         Exercise
                                        Warrants        Price Range
                                    ----------------  --------------

         Balance - April 1, 1999            98,000         $1.00
           Granted                         100,000    $2.25 - $4.00
           Exercised                          -             -
                                         ---------   ---------------
         Balance - March 31, 2000          198,000     $1.00 - $4.00
           Granted                            -              -
           Exercised                          -              -
           Expired                            -              -
                                         ---------   ----------------
         Balance - March 31, 2001          198,000     $0.50 - $4.00
           Granted                            -              -
           Exercised                          -              -
                                         ---------   ----------------
         Balance - March 31, 2002          198,000     $0.50 - $4.00
           Granted                            -              -
           Exercised                          -              -
           Expired                        (198,000)  $(0.50) - $(4.00)
                                         ---------   ----------------

         Balance - March 31, 2003             -      $       -
                                         =========   ================

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

           Common stock reserved for the conversion of
             note payable to ATI                               15,000,000
           Convertible notes payable (assumed conversion
             at March 31, 2003 at a market price of $.001)  1,346,109,000
                                                            -------------
           Total as of March 31, 2003                       1,361,109,000

           Subsequent to March 31,2003

              Accounts payable, accrued expenses and due to
             stockholders & former officers                    72,246,000
                                                            -------------
                                                            1,433,355,000
                                                            =============

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

During the years ended March 31, 2003 and 2002, no provision for taxes was required, except for minimum state franchise tax, since the Company has recorded valuation allowances against its net operating loss carryforwards for tax purposes.

For Federal income tax purposes, approximately $10,000,000 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2015; however utilization may be subject to limitation upon ownership change, as defined by the Internal Revenue Code. If such a change should occur, the actual utilization of the Company's net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change.

No tax benefit has been reported in the accompanying financial statements, however, because of the uncertain realization of these benefits. Accordingly, at March 31, 2003, the $3,400,000 estimated tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

NOTE 10 - OTHER RELATED PARTY TRANSACTION

The Company entered into a consulting contract with one of its former directors as a means of inducing the director to devote additional time and effort to the Company over and above the time normally expected of a director. This contract provided for payments of $2,000 per month to said director under contract, and has no stated termination date, but is cancelable by either party on 30 days written notice. The amounts expensed by the Company under this contract were $6,000 and $24,000 during the years ended March 31, 2003 and 2002 respectively, and are included in loss from discontinued operations. The total amount due to this former director for his services as of March 31, 2003 was $48,000 and included in accrued expenses. This contract was terminated during the quarter ended June 30, 2002.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - ATI NUKLEAR AG (RELATED PARTY)

Effective August 15, 2000, the Company entered into a licensing agreement (the "AG License"), whereby the Company granted to AG (a German company owned by ATI) the exclusive right and license to market and sell the Nurescell Technology for a period of five years in a specified territory. As consideration for the license, AG was to pay a total of $1,000,000 through August 20, 2001. The Company recorded this transaction as unearned revenue to be recognized over a period of 5 years (the term of the AG License). As of March 31, 2003, $550,000 has been recognized as revenue, which leaves unearned revenue of $450,000 remaining, all of which has been reflected as current in contemplation of the Restructure Agreement (see Note 1). In connection with the AG License, the Company incurred $399,764 of research and development expenses, which were paid on its behalf by ATI. These expenses were offset against the $1,000,000 receivable from ATI for the grant of the license.

On June 11, 2001, the Company entered into an agreement to modify the AG License (the "Modification Agreement"). The Modification Agreement granted to AG an exclusive, transferable, right and license to market, distribute, sublicense, sell, transfer and, otherwise, commercially market the Nurescell Technology and products in the European Union, the British Isles, Russian Federation, Uzbekistan, Krygikistan, Afghanistan, Pakistan, Kazakhstan, Iran, Turkey, Ukraine, the Baltic Republics, Georgia, Poland, Hungary, Czech Republic, Slovakia, Slovenia, Egypt, South Africa, Israel, Algeria, Libya, the UAE, Iraq, Lebanon, Saudi Arabia and Kuwait.

Under the Modification Agreement, AG is to pay the Company a royalty in the amount of 8% of the net sales of the Nurescell Technology. In the event that the technology or products are incorporated into another product, the royalty is to be computed on the entire price of the products, as well as the coating or application of the product on another substance or substances. Under the terms of the Modification Agreement, the Company also agreed to relinquish all ownership in AG, as well as execute a convertible promissory note for all amounts advanced by AG under the AG License (the "Convertible Note"). As part of the agreement, ATI agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis, advancing a total of $174,310 through March 31, 2003 (see Note 4).

A termination fee of $1,000,000 is due under a convertible note payable to ATI under the Modification Agreement. This amount is reflected in discontinued operations in the accompanying statement of operations for the year ended March 31, 2002.

As of September 30, 2001, the Company, ATI and AG modified the Modification Agreement, the result of which was, among other things, (i) the Company was released from any and all past, present and future obligations, whether past due or otherwise, with respect to the funding of AG, (ii) the Company agreed that all payments required of AG, pursuant to the AG License (other than the 8% royalty payments), were deemed paid in full, (iii) the Convertible Note was cancelled and (iv) the Company executed a $1 million secured convertible promissory note payable to AG (see Note 4).

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - DISCONTINUED OPERATIONS

In connection with the Restructure Agreement (see Note 1), the Company has transferred its technology to AG. Accordingly, the Company's operations have been reflected as discontinued operations in the accompanying statements of operations.

The following information summarizes the operating results of the Nurescell Technology for the periods indicated below:

                                                                      For the Period
                                       For the Year Ended March 31,  From May 12, 1998
                                      ----------------------------- (Date of Inception)
                                          2003            2002       to March 31, 2003
                                      -------------   -------------   -------------
Operating Results:
  Revenue - net                       $    200,000    $    204,895    $    546,661
                                      -------------   -------------   -------------
  Expenses:
    Research and development                    --         404,049         472,476
    General and administrative
      expenses                             238,862         515,527       8,306,892
    Depreciation expense                    15,427          15,555          58,923
    Interest expense, net                  310,400         476,197       1,491,826
    Termination fee                             --       1,000,000       1,000,000
    Loss on inventory write down                --              --          64,537
    Write-off of intangible assets              --              --          87,944
    Loss on abandonment of computer
      software                                  --              --          39,026
   Gain on conversion of debt                   --              --        (280,000)
                                      -------------   -------------   -------------
        Total Expenses                     564,689       2,411,328      11,241,624
                                      -------------   -------------   -------------
  Loss from discontinued
    operations                        $   (364,689)   $ (2,206,433)   $(10,694,963)
                                      =============   =============   =============


Additionally, liabilities associated with the discontinued operations include the following at March 31, 2003:


  Convertible notes payable - ATI (related party)           $ 1,000,000
  Convertible notes payable - Triton (related party)            690,000
  Accounts payable                                              196,399
  Due to stockholders and former officers                       254,022
  Accrued expenses                                            1,540,855
  Unearned revenue                                              450,000
                                                            -----------
                                                            $ 4,131,276
                                                            ===========

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - SUBSEQUENT EVENT


On April 1, 2003, the Company entered into a Consulting Agreement with Larry Shatsoff, d/b/a Business Analysis Group, LLC (the "Consultant"). The Consultant will act as the President, Secretary, Treasurer and a director of the Company and perform all duties customarily required or expected in such capacities. As part of the consideration for this agreement, the Company will pay $3,000 per month for the term of one year and will issue to the Consultant shares of common stock in an amount to be determined.

MANAGEMENT'S DISCUSSION AND ANALYSIS.
-------------------------------------

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

    PLAN OF OPERATION. The Company is a development stage company, with its operations to date principally consisting of research, development, testing and marketing of the Nurescell Technology. From inception to March 31, 2003, the Company obtained approximately $918,000 in financing through the sale of equity securities in two private offerings and approximately $102,500 through the exercise of stock options, as well as $770,000 through the issuance of convertible promissory notes (the "Notes") to Triton. The Company utilized all of those funds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

    The Company has incurred losses since inception, including a net loss of $449,328 for the fiscal year ended March 31, 2003. From May 12, 1998 (inception) through March 31, 2003, the Company has had a cumulative loss of $10,895,909.

    Despite its efforts, the Company has failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company has been forced to reduce its operations to a minimal level. Faced with increasing pressure from Triton regarding the Company's obligations under the Notes, on March 21, 2003, the Company entered into the Restructure Agreement pursuant to which Triton has taken control of the Company and the Company will divest itself of the Nurescell Technology, as described in more detail in "Item 6. Description of Business - The Restructure Agreement." At this time, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations (including continued reporting under the Securities Exchange Act) while it determines whether the Company has value as a candidate in a merger or other business combination (on terms that may or may not be favorable to the Company's existing stockholders). It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under Federal bankruptcy laws, or both.

     RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2003 AND 2002. The Company had net sales of $0 for each of the fiscal years ended March 31, 2003 and March 31, 2002. As the Company has been in the development stage, revenue generated since inception has been minimal.

     Operating expenses of $76,326 for the fiscal year ended March 31, 2003 were significantly lower than the operating expenses of $106,784 for the fiscal year ended March 31, 2002, due primarily to decreases in general and administrative expenses which were primarily attributable to a significant decrease in overhead, including salaries, rent, travel and legal expenses, as the Company reduced it operations to a minimal level.

     Loss from discontinued operations of $364,689 for the fiscal year ended March 31, 2003 was significantly lower than the loss from discontinued operations of $2,206,433 for the fiscal year ended March 31, 2002 due to the fact that the Company reduced its operations to a minimal level in 2003.

     Interest expense of $8,313 for the fiscal year ended March 31, 2003 was higher than the interest expense of $4,854 for the fiscal year ended March 31, 2002 due to the imposition of penalties by Triton for failure to register the shares of common stock issuable upon conversion of the Notes.

     Licensing fees generated revenue of $200,000 in each of the fiscal years ended March 31, 2003 and 2002. During the fiscal year ended March 31, 2002, the Company incurred a $1,000,000 termination fee charge from AG.

     As a result of the above factors, the net loss for the fiscal year ended March 31, 2003 was $449,328, or $0.03 per share, as compared to a net loss of $2,318,071, or $0.14 per share, for the fiscal year ended March 31, 2002.

       FINANCIAL POSITION. Total assets decreased from $57,697 at March 31, 2002 to $5,125 at March 31, 2003. The decrease is primarily attributed to depreciation expense and write-offs of fixed assets and inventories.

     Total liabilities increased from $3,889,520 at March 31, 2002 to $4,231,276 at March 31, 2003. The increase is primarily attributed to an increase in accrued expenses of $490,855, an increase in amounts due to stockholders of $42,395, and an increase in accounts payable of $39,355, offset in part by a decrease in unearned revenue of $250,000.

     Total stockholders' deficiency increased from $3,831,823 at March 31, 2002 to $4,226,151 at March 31, 2003. The increase was primarily caused by the net loss of $449,328 for the fiscal year ended March 31, 2003.

    LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations, even at minimal levels. At this point, the amount of expenditures required to maintain operations far exceeds existing cash, which was $5,125 at March 31, 2003.

     The Company's cash flow used in operating activities decreased from $148,489 for the fiscal year ended March 31, 2002 to $36,421 for the fiscal year ended March 31, 2003. This is primarily attributed to chargebacks to the Company resulting from an agreement with ATI in March 31, 2002, offset in part by a decrease in the Company's other operating expenses, such as rent, salaries, taxes, phone, travel and utilities.

     During the fiscal year ended March 31, 2003, the Company has obtained liquidity primarily from loans from ATI and Triton.

      The Company's financial statements for the year ended March 31, 2003 have been prepared assuming the Company will continue as a going-concern. As noted in this annual report on Form 10-KSB, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its stockholders, if at all. As noted above, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations while it determines whether the Company has value as a candidate in a merger or other business combination. It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under Federal bankruptcy laws, or both.

CRITICAL ACCOUNTING POLICIES

     The Company's critical accounting policies are those that it believes require significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition
-------------------

     The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Stock-Based Compensation
------------------------

     As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure"' which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

CONTROLS AND PROCEDURES.
------------------------

     The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

      Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                    PART III

INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS.

   The following exhibits are included as part of this Report (with the numbering corresponding to that used in the Company's prior filings on Form 10-QSB):

  Exhibit Number               Description
  --------------               -----------

       3.1            Articles of Incorporation, as amended (1)

       3.2            Bylaws (1)

       4.1 Form of $385,000 Series 1999-A Convertible Promissory Note due December 1, 2001 (2)

       4.2 Form of $385,000 Series 2000-A Convertible Promissory Note due December 1, 2001 (3)

       4.3 Secured Promissory Note dated September 30, 2001 for $1,000,000 from the Company to ATI Nuklear AG (4)

       4.4 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999
                      (2)

       4.5 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000
                      (3)

       4.6 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999
                      (2)

       4.7 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000
                      (3)

       4.8 Promissory Note dated April 6, 2000 for $165,000 from the Company to the Glenn A. Cramer Separate Property Trust (3)

       4.9 Promissory Note dated May 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (3)

       4.10 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (3)

       10.1 Consulting Agreement between the Company and John Longenecker dated June 26, 1998 (1)

       10.2 Form of Stock Option Agreement between the Company and its officers and directors (1)

       10.3           1998 Stock Option Plan (1)

       10.4 Form of Indemnification Agreement between the Company and its officers and directors (1)

       10.5           Consulting Agreement between the Company and Shelby T.
                      Brewer dated December 1, 1999 (3)

       10.6 Investment Agreement between the Company and Nurescell AG dated August 17, 2000 (5)

       10.7 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (5)

       10.8 Registration Rights Agreement between the Company and Nurescell AG dated August 15, 2000 (5)

       10.9 Modified License Agreement between the Company and Advanced Technology Industries, Inc. Dated as of June 11, 2001(6)

       10.10 Transaction Restructure Agreement between the Company, Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of September 30, 2001(4)

       10.11 Restructure Agreement between the Company, Triton Private Equities Fund, L.P., Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of March 21, 2003 (7)

       10.12 Convertible Promissory Note dated March 21, 2003 from the Company to Triton Private Equities Fund, L.P.

       10.13 Consulting Agreement dated as of April 1, 2003 between the Company, Larry Shatsoff and Triton Private Equities Fund, L.P.

       99.1 Certificate of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------

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

(3) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377)

(4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25377)

(5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)

(6) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-25377)

(7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 2002 (File No. 0-25377)

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2003                         NURESCELL, INC.

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


/s/ LAWRENCE SHATSOFF            President, Chief Financial        June 30, 2003
----------------------------     Officer, Secretary and Director
Lawrence Shatsoff

                                 CERTIFICATIONS

I, Lawrence Shatsoff, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nurescell Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003                        /s/ LAWRENCE SHATSOFF
                                           -------------------------------------
                                           President and Chief Financial Officer