Form 10QSB
period 2003-06-30
NURESCELL INC
filed 2003-08-14
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

         | |    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Number of shares of common stock outstanding at August 11, 2003: 46,060,025

Transitional Small Business Disclosure Format: Yes |X| No |_|

                                 NURESCELL INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                  JUNE 30, 2003

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM 1. - Financial Statements                                          2-13

    ITEM 2. - Management's Discussion and Analysis or Plan of Operation    14-15

    ITEM 3. - Controls and Procedures                                         16

PART II - OTHER INFORMATION

    ITEM 2. - Changes in Securities                                           16

    ITEM 3. - Defaults Upon Senior Securities                                 16

    ITEM 5. - Other Information                                               16

    ITEM 6. - Exhibits and Reports on Form 8-K                             17-18

              Signatures and Required Certification                        19-21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2003

                                     ASSETS
                                     ------

        TOTAL ASSETS                                               $         --
                                                                   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Cash overdraft                                                   $      4,475
  Convertible notes payable - ATI (related party)                     1,000,000
  Convertible notes payable - Triton (related party)                    690,000
  Accounts payable                                                      303,059
  Due to stockholders and former officers                               254,022
  Accrued expenses and other current liabilities                      1,671,692
  Unearned revenue                                                      400,000
                                                                   -------------
        TOTAL LIABILITIES                                             4,323,248

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.0001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 46,070,238 shares issued and 46,060,025
    shares outstanding                                                    4,607
  Additional paid-in capital                                          6,695,151
  Treasury stock, at cost - 10,213 shares                               (30,000)
  Deficit accumulated during the development stage                  (10,993,006)
                                                                   -------------
        TOTAL STOCKHOLDERS' DEFICIENCY                               (4,323,248)
                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $         --
                                                                   =============

           See accompanying notes to condensed financial statements.


                                     NURESCELL INC.
                          (A Company in the Development Stage)

                           CONDENSED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                           For the Three Months Ended   For the Period
                                                    June 30,           from May 12, 1998
                                         ----------------------------- (Date of Inception)
                                             2003             2002     to June 30, 2003
                                         -------------   -------------   -------------
SALES                                    $         --    $         --    $         --

COST OF SALES                                      --              --              --
                                         -------------   -------------   -------------
GROSS PROFIT                                       --              --              --
                                         -------------   -------------   -------------
OPERATING EXPENSES:
  Bad debt                                         --              --          33,700
  General and administrative                   65,915          65,967         216,925
                                         -------------   -------------   -------------
    TOTAL OPERATING EXPENSES                   65,915          65,967         250,625
                                         -------------   -------------   -------------
LOSS FROM OPERATIONS                          (65,915)        (65,967)       (250,625)

OTHER INCOME (EXPENSE):
  Interest expense                                 --              --         (16,236)
                                         -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                (65,915)        (65,967)       (266,861)

PROVISION FOR INCOME TAXES                         --              --              --
                                         -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS               (65,915)        (65,967)       (266,861)

LOSS FROM DISCONTINUED OPERATIONS             (31,182)        (33,086)    (10,726,145)
                                         -------------   -------------   -------------
NET LOSS                                 $    (97,097)   $    (99,053)   $(10,993,006)
                                         =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE:
  Continued operations                   $      (0.00)   $      (0.00)
  Discontinued operations                       (0.00)          (0.00)
                                         -------------   -------------
      NET LOSS PER SHARE                 $      (0.00)   $      (0.00)
                                         =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic and diluted                      46,060,025      16,060,025
                                         =============   =============

               See accompanying notes to condensed financial statements.

                                         NURESCELL INC.
                              (A Company in the Development Stage)

                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO JUNE 30, 2003


                                               Common Stock          Additional       Stock
                                         --------------------------    Paid-in     Subscription
                                            Shares        Amount       Capital      Receivable
                                         ------------  ------------  ------------  ------------
Issuance of common stock
  Cash - Founding Shareholders
   (May and June 1998 at $.001 per
   share)                                  2,500,000   $       250   $     2,250   $        --
  Purchase of Technology
   (June 1998 at $.0001)                  10,000,000         1,000        (1,000)           --
  Cash - $1.00 per share (August 1998)       498,000            50       497,950            --
  Cash - $5.00 per share, net of
    issuance cost (September 1998)            79,000             8       349,992            --
  Common stock subscriptions                   5,000            --        25,000            --
Fair value of options                             --            --        30,000            --
Net loss, as restated for March 31, 1999          --            --            --            --
                                         ------------  ------------  ------------  ------------
BALANCE, MARCH 31, 1999                   13,082,000         1,308       904,192            --

Issuance of common stock
  Consulting services (May 1999
    through December 1999 at
    $1.12 - $3.50 per share)                 692,000            69     1,591,138            --
  Exercise of stock options
    (October 1999 at $.50 per share)         120,000            12        59,988            --
  Exercise of stock options
    (January 2000 at $1.00 per share)         15,000             2        14,998            --
  Exercise of stock options
    (March 2000 at $2.00 per share)           10,000             1        19,999            --
  Settlement of related party accruals
    (January 2000 at $2.13 per share)        524,226            52     1,113,928            --
  Award to directors and officers
    (January 2000 at $2.13 per share)        734,562            74     1,560,870            --
  Cash (April 1999 at $5.00)                  14,000             1        69,999            --
  Purchase of 10,213 shares of
    treasury stock at $2.94 per share             --            --            --            --
Fair value of options                             --            --       691,756            --
Fair value of warrants                            --            --       102,696            --
Net loss                                          --            --            --            --
                                         ------------  ------------  ------------  ------------
BALANCE, MARCH 31, 2000                   15,191,788   $     1,519   $ 6,129,564            --
                                         ============  ============  ============  ============

                   See accompanying notes to condensed financial statements.

                                     NURESCELL INC.
                          (A Company in the Development Stage)

                         STATEMENTS OF STOCKHOLDERS' DEFICIENCY

             FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO JUNE 30, 2003


                                             Treasury      Accumulated
                                               Stock         Deficit         Total
                                            ------------   ------------   ------------
Issuance of common stock
  Cash - Founding Shareholders
   (May and June 1998 at $.001 per share)   $        --    $        --    $     2,500
  Purchase of Technology
   (June 1998 at $.0001)                             --             --             --
  Cash - $1.00 per share (August 1998)               --             --        498,000
  Cash - $5.00 per share, net of
    issuance cost (September 1998)                   --             --        350,000
  Common stock subscriptions                         --             --         25,000
Fair value of options                                --             --         30,000
Net loss, as restated for March 31, 1999             --       (674,526)      (674,526)
                                            ------------   ------------   ------------
BALANCE, MARCH 31, 1999                              --       (674,526)       230,974

Issuance of common stock
  Consulting services (May 1999
    through December 1999 at
    $1.12 - $3.50 per share)                         --             --      1,591,207
  Exercise of stock options
    (October 1999 at $.50 per share)                 --             --         60,000
  Exercise of stock options
    (January 2000 at $1.00 per share)                --             --         15,000
  Exercise of stock options
    (March 2000 at $2.00 per share)                  --             --         20,000
  Settlement of related party accruals
    (January 2000 at $2.13 per share)                --             --      1,113,980
  Award to directors and officers
    (January 2000 at $2.13 per share)                --             --      1,560,944
  Cash (April 1999 at $5.00)                         --             --         70,000
  Purchase of 10,213 shares of
    treasury stock at $2.94 per share           (30,000)            --        (30,000)
Fair value of options                                --             --        691,756
Fair value of warrants                               --             --        102,696
Net loss                                             --     (6,416,192)    (6,416,192)
                                            ------------   ------------   ------------
BALANCE, MARCH 31, 2000                     $   (30,000)   $(7,090,718)   $  (989,635)
                                            ============   ============   ============

               See accompanying notes to condensed financial statements.

                                       NURESCELL INC.
                            (A Company in the Development Stage)

                           STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO JUNE 30, 2003


                                               Common Stock        Additional     Stock
                                         ------------------------    Paid-in   Subscription
                                           Shares        Amount      Capital    Receivable
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2000                  15,191,788   $    1,519   $6,129,564   $       --

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                       7,500            1        7,499           --
  Exercise of stock options (June 2000
    at $0.25 per share)                     100,000           10       24,990      (25,000)
  Settlement of lawsuit (August 2000
    at $1.03 per share)                      34,000            3       35,058           --
  Settlement of lawsuit (February 2001
    at $0.34 per share)                      50,000            5       17,185           --
  Conversion of debt (August 2000 at
    $0.53 per share)                        250,000           25      132,475           --
  Conversion of debt (January 2001 at
    $0.29 per share)                        336,950           34      100,000           --
  To employee (August 2000 at $0.62
    per share)                              100,000           10       62,490           --
Fair value of options and warrants               --           --      158,890           --
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2001                  16,070,238        1,607    6,668,151      (25,000)

Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2002                  16,070,238        1,607    6,668,151      (25,000)

Conversion of debt (March 2003 at
  $.001 per share)                       30,000,000        3,000       27,000           --
Write-off of stock subscription
  receivable                                     --           --           --       25,000
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2003                  46,070,238        4,607    6,695,151           --

Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 2003                   46,070,238   $    4,607   $6,695,151   $       --
                                         ===========  ===========  ===========  ===========

                 See accompanying notes to condensed financial statements.

                                     NURESCELL INC.
                          (A Company in the Development Stage)

                         STATEMENTS OF STOCKHOLDERS' DEFICIENCY

             FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO JUNE 30, 2003


                                           Treasury      Accumulated
                                            Stock          Deficit          Total
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2000                  $    (30,000)   $ (7,090,718)   $   (989,635)

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                            --              --           7,500
  Exercise of stock options (June 2000
    at $0.25 per share)                            --              --              --
  Settlement of lawsuit (August 2000
    at $1.03 per share)                            --              --          35,061
  Settlement of lawsuit (February 2001
    at $0.34 per share)                            --              --          17,190
  Conversion of debt (August 2000 at
    $0.53 per share)                               --              --         132,500
  Conversion of debt (January 2001 at
    $0.29 per share)                               --              --         100,034
  To employee (August 2000 at $0.62
    per share)                                     --              --          62,500
Fair value of options and warrants                 --              --         158,890
Net loss                                           --      (1,037,792)     (1,037,792)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2001                       (30,000)     (8,128,510)     (1,513,752)

Net loss                                           --      (2,318,071)     (2,318,071)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2002                       (30,000)    (10,446,581)     (3,831,823)

Conversion of debt (March 2003 at
  $.001 per share)                                 --              --          30,000
Write-off of stock subscription
  receivable                                       --              --          25,000
Net loss                                           --        (449,328)       (449,328)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2003                       (30,000)    (10,895,909)     (4,226,151)

Net loss                                           --         (97,097)        (97,097)
                                         -------------   -------------   -------------
BALANCE, JUNE 30, 2003                   $    (30,000)   $(10,993,006)   $ (4,323,248)
                                         =============   =============   =============

               See accompanying notes to condensed financial statements.

                                           NURESCELL INC.
                                (A Company in the Development Stage)

                                      STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                     For the Period
                                                      For the Three Months Ended     from Inception
                                                               June 30,              (May 12, 1998)
                                                     -----------------------------    to June 30,
                                                         2003            2002             2003
                                                     -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $    (97,097)   $    (99,053)   $(10,993,006)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                             --           3,889          60,145
      Bad debts                                                --              --          33,700
      Inventory write-down                                     --              --          64,537
      Write-off of intangible assets                           --              --          87,944
      Amortization of discount on notes payable                --              --         556,579
      Loss on abandonment of computer software                 --              --          39,026
      Issuance of stock for services and                       --              --       4,380,882
        settlement                                             --              --         880,646
      Fair value of options and warrants                       --              --        (280,000)
      Gain on conversion of debt                               --              --
  Changes in Assets (Increase) Decrease:
    Accounts receivable - related party                        --              --          (8,700)
    Inventory                                                  --              --         (64,537)
    Prepaid expenses                                           --              --              --
  Changes in Liabilities Increase (Decrease):
    Accounts payable                                        6,660         (22,407)        303,059
    Accrued expenses                                      130,837         161,350       1,671,692
    Accrued termination fee                                    --              --       1,000,000
    Unearned revenue                                      (50,000)        (50,000)        400,000
                                                     -------------   -------------   -------------
      NET CASH USED IN OPERATING ACTIVITIES                (9,600)         (6,221)     (1,868,033)
                                                     -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          --              --         (99,171)
  Acquisition of intangibles                                   --              --         (87,944)
                                                     -------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES                    --              --        (187,115)
                                                     -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from overdraft                                   4,475            (779)          4,475
  Proceeds from sale of common stock                           --              --       1,018,000
  Prepaid financing costs                                      --              --         (96,349)
  Proceeds from stockholder and officers loan -
    net                                                        --           7,000         254,022
  Proceeds from issuance of convertible notes                  --              --         875,000
                                                     -------------   -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              4,475           6,221       2,055,148
                                                     -------------   -------------   -------------
(DECREASE) INCREASE IN CASH                                (5,125)             --              --

CASH - BEGINNING OF YEAR                                    5,125              --              --
                                                     -------------   -------------   -------------
CASH - END OF YEAR                                   $         --    $         --    $         --
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

                     See accompanying notes to condensed financial statements.

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

The Restructure Agreement provides for the transfer by the Company to ATI or AG of all right, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and AG of all debts and other obligations owed to either of them by the Company (the "ATI Obligations"), consisting primarily of a $1 million promissory note, plus interest, secured by the Nurescell Technology (among other things) and approximately $200,000 in short-term cash advances and payments made by ATI to or on behalf of the Company. The Restructure Agreement also provides for conversion of the Company's notes payable to Triton, which will give Triton a controlling interest in the Company.

The Restructure Agreement contains various customary provisions relating to the Company, ATI and AG. Those provisions include, among other things, representations and warranties with respect to (i) the execution and enforceability of the Restructure Agreement and (ii) title to, and absence of liens on, the Nurescell Technology. The preparation and circulation of an Information Statement to the Company's stockholders is a condition to the completion of the Restructure Agreement, and, subject to certain provisions of the Restructure Agreement, it is expected that such completion will occur 23 days after the Information Statement is sent or given to the Company's stockholders. At this time, it is anticipated that the transfer of the Nurescell Technology pursuant to the Restructure Agreement will take place in the fourth quarter of 2003. In light of AG's security interest in the Nurescell Technology in connection with the ATI Obligations, the parties have agreed that the transfer of the Nurescell Technology pursuant to the Restructure Agreement constitutes a transfer of collateral pursuant to Section 9609 of the California Uniform Commercial Code.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

Following the transfer of the Nurescell Technology, the Company expects to have essentially no assets. However, after that transfer, as well as certain anticipated conversions of outstanding debt into common stock, it is expected that the Company will be left with only approximately $100,000 in liabilities. It is expected that those remaining liabilities will either be settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company (which is currently being investigated by Triton). As the transfer of the Nurescell Technology will involve a transfer of assets in return for cancellation of certain indebtedness, the Company's current stockholders will receive no payment as a result of that transfer and will retain their equity interests in the Company following the consummation of the transaction. For accounting purposes, the Company will treat the transfer of the Nurescell Technology as an exchange for the extinguishment of debt. Since the Company and ATI are related parties, any gain resulting from this Restructure Agreement will be accounted for on the closing date as an increase to paid-in capital.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company is in the development stage and has incurred losses from operations since inception. As of June 30, 2003, the Company had an accumulated deficit since inception of $10,993,006. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 2 - MANAGEMENT REPRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended March 31, 2003 included in the Company's annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. The interim results are not necessarily indicative of the results for the full year.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NEW PRONOUNCEMENTS

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure"' which amended SFAS N0. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant. The follow table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                                                          Three Months Ended
                                                               June 30,
                                                         2003           2002
                                                      -----------    -----------

Net loss attributable to common shareholders
 As reported                                          $  (97,097)    $  (99,053)
 Less:  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards                                       --             --
                                                      -----------    -----------
 Pro forma                                            $  (97,097)    $  (99,053)
                                                      ===========    ===========

Basic and diluted net loss per share
 As reported
        Continuing operations                         $    (0.00)    $    (0.00)
        Discontinued operations                            (0.00)         (0.00)
                                                      ===========    ===========
 Net loss per share                                   $    (0.00)    $    (0.00)
                                                      ===========    ===========
 Pro forma
        Continuing operations                         $    (0.00)    $    (0.00)
        Discontinued operations                            (0.00)         (0.00)
                                                      ===========    ===========
 Net loss per share                                   $    (0.00)    $    (0.00)
                                                      ===========    ===========

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS
133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial position and results of operations.

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NEW PRONOUNCEMENTS (Continued)

- Mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

- Instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts.

- Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS 150; however, it believes that it is currently substantially in compliance with the requirements of SFAS 150.

NOTE 4 - DISCONTINUED OPERATIONS

In the Restructure Agreement, the Company has agreed to transfer the Nurescell Technology to AG upon the occurrence of certain conditions. Accordingly, the Company's operations have been reflected as discontinued operations in the accompanying statements of operations.

The following information summarizes the operating results of the Nurescell Technology for the periods indicated below:

                                                                  For the Period
                                        For the Three Months           from
                                           Ended June 30,          May 12, 1998
                                   -----------------------------  (Inception) to
                                       2003            2002        June 30, 2003
                                   -------------   -------------   -------------

Operating Results:
  Revenue - net                    $         --    $         --    $         --
                                   -------------   -------------   -------------
Expenses:
  Research and development                   --              --         472,476
  General and administrative
    expenses                                 --              --       8,306,892
  Depreciation expense                       --           3,889          58,923
  Interest expense, net                  81,182          79,197       1,573,008
  Termination fee                            --              --       1,000,000

  Loss on inventory write down               --              --          64,537
  Write-off of intangible assets             --              --          87,944
  Loss on abandonment of
    Computer software                        --              --          39,026
  Gain on conversion of debt                 --              --        (280,000)
                                   -------------   -------------   -------------
      Total Expenses                     81,182          83,086      11,322,806
                                   -------------   -------------   -------------
Other Income:
  Licensing fee                          50,000          50,000         596,661
                                   -------------   -------------   -------------
Loss from Discontinued
  Operations                       $    (31,182)   $    (33,086)   $(10,726,145)
                                   =============   =============   =============

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DISCONTINUED OPERATIONS (Continued)

Additionally, liabilities associated with the discontinued operations include the following at June 30, 2003:

        Convertible notes payable - ATI (related party)              $1,000,000
        Convertible notes payable - Triton (related party)              690,000
        Accounts payable                                                203,059
        Due to stockholders and former officers                         254,022
        Accrued expenses                                              1,671,692
        Unearned revenue                                                400,000
                                                                     -----------
                                                                     $4,218,773
                                                                     ===========


NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2003:

        Accrued directors' fees                                      $   58,000
        Accrued salary                                                  521,937
        Accrued interest and penalties ($941,141 related parties)       957,174
        Accrued payroll taxes                                             5,476
        Other advances                                                  129,105
                                                                     -----------
                                                                     $1,671,692
                                                                     ===========


NOTE 6 - DEFAULTS UPON SENIOR SECURITIES

On December 15, 1999 and February 8, 2000, respectively, the Company issued two convertible promissory notes to Triton, each with a face value of $385,000 and bearing interest at 8% per annum. As of June 30, 2003, the combined outstanding principal balance of those notes was $690,000. On December 1, 2001, the Company defaulted with respect to those notes. The parties expect to remedy the default pursuant to the terms of the Restructure Agreement


NOTE 7 - LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

                                                               As of June 30,
                                                               --------------
                                                          2003             2002
                                                      -------------   -------------
     Option to purchase common stock                             --         250,000
     Warrants to purchase common stock                           --         198,000
     Common stock reserved for the conversion of
       note payable to ATI                               15,000,000      15,000,000
     Convertible notes payable (assumed conversion
       at June 30, 2003 at a market price of $.001
       and at June 30, 2002 at a market price of
       $.02)                                          2,035,827,000      75,800,000
     Accounts payable, accrued expenses and due to
       stockholders & former officers                    72,246,000              --
                                                      -------------   -------------
     Totals                                           2,123,073,000      91,248,000
                                                      =============   =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S PROSPECTS FOR CONTINUED OPERATION AND EXISTENCE AND STATEMENTS REGARDING THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THOSE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, FACTORS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS, EVENTS AND PERFORMANCE TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN THE FORWARD-LOOKING STATEMENTS. THOSE RISKS, FACTORS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S HISTORY OF NET LOSSES, UNCERTAINTY AS TO THE AVAILABILITY OF REQUIRED FUNDING AND UNCERTAINTY AS TO THE COMPANY'S ABILITY TO MAINTAIN OPERATIONS AT ANY LEVEL. THE CAUTIONARY STATEMENTS MADE IN THIS SECTION SHOULD BE READ AS BEING APPLIED TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2003.

PLAN OF OPERATION.

The Company is a development stage company, with its operations to date principally consisting of research, development, testing and marketing of its radiation shielding technology (the "Nurescell Technology"). From inception to June 30, 2003, the Company obtained approximately $918,000 in financing through the sale of equity securities in two private offerings and approximately $102,500 through the exercise of stock options, as well as $875,000 through the issuance of convertible promissory notes (the "Notes") to Triton Private Equities Fund, L.P. ("Triton"). In addition, the Company has received $254,022 in advances from shareholders and former officers through June 30, 2003. The Company utilized all of those funds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $97,097 for the three months ended June 30, 2003. From May 12, 1998 (inception) through June 30, 2003, the Company has had a cumulative loss of $10,993,006.

Despite its efforts, the Company has failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company has been forced to reduce its operations to a minimal level. Faced with increasing pressure from Triton regarding the Company's obligations under the Notes, on March 21, 2003, the Company entered into a Restructure Agreement (the "Restructure Agreement") with Triton, Advanced Technology Industries, Inc. ("ATI") and ATI's subsidiary, ATI Nuklear AG, pursuant to which Triton has taken control of the Company and the Company will divest itself of the Nurescell Technology (which is now expected to occur in the fourth quarter of 2003). At this time, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations (including continued reporting under the Securities Exchange Act of 1934) while it determines whether the Company has value as a candidate in a merger or other business combination (on terms that may or may not be favorable to the Company's existing shareholders). It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002.

The Company had net sales of $0 for both the three-month period ended June 30, 2003 and the three-month period ended June 30, 2002. As the Company has been in the development stage, revenue generated since inception has been minimal.

Operating expenses of $65,915 for the three-month period ended June 30, 2003 were almost the same as the operating expenses of $65,967 for the three-month period ended June 30, 2002. Those operating expenses reflect an ongoing reduction in general and administrative expenses, which is primarily attributable to significant decreases in overhead, including salaries, rent, travel and legal expenses, as the Company continues its operations at a minimal level.

Interest expense of $81,182 for the three-month period ended June 30, 2003 was $1,985 higher than the interest expense of $79,197 for the three-month period ended June 30, 2002 due to the imposition of penalties by Triton for failure to register the shares of common stock issuable upon conversion of the Notes.

Licensing fees generated revenue of $50,000 in the three months ended June 30, 2003 and 2002.

As a result of the above factors, the net loss for the three-month period ended June 30, 2003 was $97,097, or $.002 per share, as compared to a net loss of $99,053, or $.006 per share, for the three-month period ended June 30, 2002.

FINANCIAL POSITION.

Total assets decreased from $5,125 at March 31, 2003 to $0 at June 30, 2003. The decrease is primarily attributed to general and administrative expenses.

Total liabilities increased from $4,231,276 at March 31, 2003 to $4,323,248 at June 30, 2003. The increase is primarily attributed to an increase in accrued expenses of $130,189 and an increase in accounts payable of $6,660, offset in part by a decrease in unearned revenue of $50,000.

Shareholders' deficit increased from $4,226,151 at March 31, 2003 to $4,323,248 at June 30, 2003. The increase was caused by the net loss of $97,097 for the three-month period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES.

The Company requires significant funding for continued operations, even at minimal levels. At this point, the amount of expenditures required to maintain operations far exceeds existing cash, which was $0 at June 30, 2003.

The Company's cash flow used in operating activities increased from $7,000 for the three-month period ended June 30, 2002 to $9,600 for the three-month period ended June 30, 2003. This is primarily attributed to chargebacks to the Company resulting from an agreement with ATI, offset in part by a decrease in the Company's other operating expenses, such as rent, salaries, taxes, phone, travel, and utilities.

During the three-month period ended June 30, 2003, the Company has obtained liquidity primarily from cash advances from Triton.

The Company's financial statements for the quarter ended June 30, 2003 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2003, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. As noted above, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations while it determines whether the Company has value as a candidate in a merger or other business combination. It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

The Company has privately issued 30,000,000 shares of common stock to Triton. Such issuance was made pursuant to Triton's March 21, 2003 conversion of $30,000 of a $385,000 convertible promissory note previously issued to Triton. The convertible promissory note was issued in December 1999 pursuant to Rule 506 of Regulation D and Section 4(6) of the Securities Act of 1933 in a negotiated transaction. Triton is an accredited investor.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

On December 15, 1999 and February 8, 2000, respectively, the Company issued the Notes to Triton, each with a face value of $385,000 and bearing interest at 8% per annum. As of June 30, 2003, the outstanding principal balance on the Notes was $690,000. On December 1, 2001, the Company defaulted with respect to the Notes. The parties expect to remedy the default pursuant to the terms of the Restructure Agreement

ITEM 5. OTHER INFORMATION.
--------------------------

On July 29, 2003, the Company filed a Registration Statement on Form S-8 registering up to 80,000,000 shares of common stock for issuance pursuant to its 2003 Stock Compensation Plan (the "Plan"). The purpose of the Plan is to enable the Company to offer those officers, directors, employees and consultants who have provided, or may in the future provide, services to the Company an opportunity to acquire common stock in lieu of a cash payment for those services. It is anticipated that of the 80,000,000 shares reserved for the Plan, 72,245,862 shares will initially be issued to certain persons who are owed a total of $722,458 for services previously rendered as officers, directors, employees or consultants of the Company.

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

          10.7 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (5)

          10.8 Registration Rights Agreement between the Company and Nurescell AG dated August 15, 2000 (5)

          10.9 Modified License Agreement between the Company and Advanced Technology Industries, Inc. Dated as of June 11, 2001(6)

          10.10 Transaction Restructure Agreement between the Company, Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of September 30, 2001(4)

          10.11 Restructure Agreement between the Company, Triton Private Equities Fund, L.P., Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of March 21, 2003 (7)

          10.12 Convertible Promissory Note dated March 21, 2003 from the Company to Triton Private Equities Fund, L.P. (8)

          10.13 Consulting Agreement dated as of April 1, 2003 between the Company, Larry Shatsoff and Triton Private Equities Fund, L.P. (8)

          10.14           2003 Stock Compensation Plan (9)

          31              Rule 13a-14(a)/15d-14(a) Cerfications.

          32              Section 1350 Certifications

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

(4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25377)

(5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)

(6) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-25377)

(7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 2002 (File No. 0-25377)

(8) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2003 (File No. 0-25377)

(9) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-107430)

         (b) No reports on Form 8-K were filed during the Company's fiscal quarter ended June 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2003                           NURESCELL, INC.

                                                By: /s/ LAWRENCE SHATSOFF
                                                --------------------------------
                                                Lawrence Shatsoff, President and
                                                Chief Financial Officer