Form 10KSB/A
period 2003-03-31
NURESCELL INC
filed 2003-11-10
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

   Following the transfer of the Nurescell Technology, the Company expects to have essentially no assets. However, after that transfer, as well as certain anticipated conversions of outstanding debt into Common Stock, it is expected that the Company will be left with only approximately $228,000 in liabilities. It is expected that those remaining liabilities will either be settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company (which is currently being investigated by Triton). As the transfer of the Nurescell Technology will involve a transfer of assets in return for cancellation of certain indebtedness, the Company's current stockholders will receive no payment as a result of that transfer and will retain their equity interests in the Company following the consummation of the transaction. For accounting purposes, the Company will treat the transfer of the Nurescell Technology as an exchange for the extinguishment of debt.

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

Following the transfer of the Nurescell Technology, the Company expects to have essentially no assets. However, after that transfer, as well as certain anticipated conversions of outstanding debt into common stock, it is expected that the Company will be left with only approximately $228,000 in liabilities. It is expected that those remaining liabilities will either be settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company (which is currently being investigated by Triton). As the transfer of the Nurescell Technology will involve a transfer of assets in return for cancellation of certain indebtedness, the Company's current stockholders will receive no payment as a result of that transfer and will retain their equity interests in the Company following the consummation of the transaction. For accounting purposes, the Company will treat the transfer of the Nurescell Technology as an exchange for the extinguishment of debt.

The transfer of the Nurescell Technology for the debt does not result in a gain or loss for this extinguishment transaction in the Company's financial statements. Accounting Principles Board Opinion ("APB") No. 26 provides that extinguishment transactions between related parties are a capital transaction. Any difference between the historical carrying value of the technology asset and the debt extinguished will be reflected through additional paid-in-capital.

As part of the Restructure Agreement, the remaining unearned revenue on the license agreement with AG will not result in a gain or loss, but the remaining amount will be reflected through additional paid-in capital.

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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Similar Equity Instruments
--------------------------------------------

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure"' which amended SFAS N0. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

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

NOTE 6 - ACCRUED EXPENSES

        Accrued expenses consist of the following at March 31, 2003:

           Accrued directors' fees                       $   58,000
           Accrued salary                                   521,937
           Accrued interest and penalties
             ($861,563 related parties)                     875,999
           Accrued payroll taxes                              5,476
           Other advances                                    79,443
                                                         -----------

                                                         $1,540,855
                                                         ===========

         Accrued Interest:
            Convertible note payable-ATI
            (related party)                              $  120,000
            Convertible note payable-Triton
            (related party)                                 191,525
           Accrued penaltie:
          Convertible note payable-Triton
            (related party)                                 550,038
                                                         -----------
            Total related interest and penalties         $  861,563
           Accrued interest due to former
           officer (non-related)                             14,436
                                                         -----------
              Total accrued interest and penalties       $  875,999
                                                         ===========

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - DUE TO STOCKHOLDERS AND FORMER OFFICERS

Due to stockholders and former officers at March 31, 2003 consists of short-term cash advances of $176,158 from ATI (a major stockholder of the Company to which the Nurescell Technology is licensed). This advance is non-interest bearing and payable on demand (see Note 11). Also included in the balance is a $63,877 cash advance from Mr. Adrian Joseph, a stockholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. Interest expense on this loan for the years ended March 31, 2003 and March 31, 2002 was $6,388 per year, and accumulated interest of $14,436 included in the accrued expenses at March 31, 2003 (see Note 6). Also included in the balance is a $15,835 cash advance from Mr. James Samuelson, a former officer and director of the Company. This advance is non-interest bearing and is payable on demand.

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
                                         =========   ================

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

           Common stock reserved for the conversion of
             note payable to ATI                               15,000,000
           Convertible notes payable (assumed conversion
             at March 31, 2003 at a market price of $.001)  2,001,427,000
                                                            -------------
           Total as of March 31, 2003                       2,016,427,000

           Subsequent to March 31,2003

              Accounts payable, accrued expenses and due to
             stockholders & former officers                    72,246,000
                                                            -------------
                                                            2,088,673,000
                                                            =============

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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - ATI NUKLEAR AG (RELATED PARTY)

On August 22, 2000, the Company entered into a joint venture agreement with ATI to form AG. Pursuant to this agreement, AG was to be owned 51% by the Company and 49% by ATI. The Company's 51% interest in AG was acquired by it as additional consideration for granting the license to AG described below. ATI and the Company agreed to fund AG based on their respective ownership in AG. In addition, ATI agreed to advance the sum of $1,000,000 to AG in consideration for its 49% interest therein.

On August 22, 2000, the Company also entered into a licensing agreement (the "AG License"), whereby the Company granted to AG the exclusive right and license to market and sell the Nurescell Technology for a period of five years in a specified territory. The AG License provided for the payment of a license fee of $1,000,000 to the Company, payable in four installments of $250,000, commencing upon execution of the AG License and continuing each quarter. The entire $1,000,000 was to be due at the time that a minimum of $4,000,000 in capital was raised by AG. The Company recorded this transaction as unearned revenue to be recognized over a period of 5 years (the term of the AG License). As of March 31, 2003, $550,000 had been recognized as revenue, which leaves unearned revenue of $450,000 remaining, all of which has been reflected as current in contemplation of the Restructure Agreement (see Note 1).

In January 2001, ATI acquired 3,500,000 shares of the Company's common stock in a private transaction. In April 2001, ATI acquired an additional 1,090,000 shares of the Company's common stock in another private transaction. Together, those transactions gave ATI approximately 29% of the Company's outstanding common stock.

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

Under the Modification Agreement, AG was to pay the Company a royalty in the amount of 8% of the net sales of the Nurescell Technology. In the event that the technology or products were incorporated into another product, the royalty was to be computed on the entire price of the products, as well as the coating or application of the product on another substance or substances. In addition, under the terms of the Modification Agreement, (i) the Company agreed to assign to ATI all ownership in AG, which was then renamed ATI Nuklear AG, and (ii) a convertible promissory note (the "Convertible Note") for all amounts advanced by AG under the AG License was executed by the Company in the amount of $1,000,000. As part of the agreement, ATI agreed to continue to finance certain amounts of the Company's continued monthly operations on a non-interest bearing basis, advancing a total of $174,310 through March 31, 2003 (see Note 4).

As of September 30, 2001, the Company, ATI and AG modified the Modification Agreement, the result of which was, among other things, (i) the Company was released from any and all past, present and future obligations, whether past due or otherwise, with respect to the funding of AG, (ii) the Company agreed that all payments required of AG, pursuant to the AG License (other than the 8% royalty payments), were deemed paid in full, (iii) the Convertible Note was cancelled and (iv) the Company executed a $1 million secured convertible promissory note (the "Secured Convertible Note") payable to AG (see Note 4).

A termination fee of $1,000,000 is due under the Secured Convertible Note. This amount is reflected in discontinued operations in the accompanying statement of operations for the year ended March 31, 2002.

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

The following information summarizes the operating results of the Nurescell Technology for the periods indicated below:

                                                                      For the Period
                                       For the Year Ended March 31,  From May 12, 1998
                                      ----------------------------- (Date of Inception)
                                          2003            2002       to March 31, 2003
                                      -------------   -------------   -------------
Operating Results:
  Revenue - net                       $    200,000    $    204,895    $    546,661
                                      -------------   -------------   -------------
  Expenses:
    Research and development                    --         404,049         472,476
    General and administrative
      expenses                             206,614         515,527       8,306,892
    Depreciation expense                    15,427          15,555          58,923
    Interest expense, net                  310,400         476,197       1,491,826
    Termination fee                             --       1,000,000       1,000,000
    Loss on inventory write down                --              --          64,537
    Write-off of intangible assets              --              --          87,944
    Loss on abandonment of computer
      software                              32,248              --          39,026
   Gain on conversion of debt                   --              --        (280,000)
                                      -------------   -------------   -------------
        Total Expenses                     564,689       2,411,328      11,241,624
                                      -------------   -------------   -------------
  Loss from discontinued
    operations                        $   (364,689)   $ (2,206,433)   $(10,694,963)
                                      =============   =============   =============

Additionally, liabilities associated with the discontinued operations include the following at March 31, 2003:

  Convertible notes payable - ATI (related party)           $ 1,000,000
  Convertible notes payable - Triton (related party)            690,000
  Due to stockholders and former officers                       254,022
  Accrued expenses                                            1,540,855
  Unearned revenue                                              450,000
                                                            -----------
                                                            $ 3,934,877
                                                            ===========

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

       10.6 Investment Agreement between the Company and Nurescell AG dated August 17, 2000 (5)

       10.7 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (5)

       10.8           Registration Rights Agreement between the Company and
                     Nurescell AG dated August 15, 2000 (5)

       10.9 Modified License Agreement between the Company and Advanced Technology Industries, Inc. Dated as of June 11, 2001(6)

       10.10 Transaction Restructure Agreement between the Company, Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of September 30, 2001(7)

       10.11 Restructure Agreement between the Company, Triton Private Equities Fund, L.P., Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of March 21, 2003 (8)

       10.12 Convertible Promissory Note dated March 21, 2003 from the Company to Triton Private Equities Fund, L.P.

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

(3) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377)

(4) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25377)

(5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)

(6) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-25377)

(7) Incorporated by reference from the Company's Report on Form 8-K dated September 30, 2001 (File No. 0-25377)

(8) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 2002 (File No. 0-25377)

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2003                          NURESCELL, INC.

                                                By: /s/ LAWRENCE SHATSOFF
                                                --------------------------------
                                                Lawrence Shatsoff, President and
                                                Chief Financial Officer


         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LAWRENCE SHATSOFF            President, Chief Financial        November 7, 2003
----------------------------     Officer, Secretary and Director
Lawrence Shatsoff

                                 CERTIFICATIONS

I, Lawrence Shatsoff, certify that:

1. I have reviewed this annual report on Form 10-KSB/A (Amendment No. 1) of Nurescell Inc. (the "Company");

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

Date: November 7, 2003                            /s/ LAWRENCE SHATSOFF
                                           -------------------------------------
                                           President and Chief Financial Officer