Form 10QSB
period 2003-09-30
NURESCELL INC
filed 2003-11-12
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Number of shares of common stock outstanding at November 10, 2003: 46,060,025

Transitional Small Business Disclosure Format: Yes |X| No |_|

                                 NURESCELL INC.
                          (A DEVELOPMENT STAGE COMPANY)



                              INDEX TO FORM 10-QSB

                                                  SEPTEMBER 30, 2003

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM 1. - Financial Statements                                          2-13

    ITEM 2. - Management's Discussion and Analysis or Plan of Operation    14-15

    ITEM 3. - Controls and Procedures                                         16

PART II - OTHER INFORMATION

    ITEM 3. - Defaults Upon Senior Securities                                 16

    ITEM 6. - Exhibits and Reports on Form 8-K                             17-18

              Signatures and Required Certification                        19-21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003

                                     ASSETS
CURRENT ASSETS:

  Cash                                                            $       2,943
                                                                   -------------
        TOTAL ASSETS                                              $       2,943
                                                                   =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Convertible notes payable - ATI - related party                  $  1,000,000
  Convertible notes payable - Triton - related party                    690,000
  Accounts payable                                                      302,900
  Due to stockholders and former officers                               370,919
  Accrued expenses                                                    1,660,647
  Unearned revenue                                                      350,000
                                                                   -------------
        TOTAL CURRENT LIABILITIES                                     4,374,466
                                                                   -------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.0001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 46,070,238 shares issued and 46,060,025
    shares outstanding                                                    4,607
  Additional paid-in capital                                          6,695,151
  Treasury stock, at cost - 10,213 shares                               (30,000)
  Deficit accumulated during the development stage                  (11,041,281)
                                                                   -------------
        TOTAL STOCKHOLDERS' DEFICIENCY                               (4,371,523)
                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $      2,943
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


                                                  NURESCELL INC.
                                       (A Company in the Development Stage)

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                                      For the
                                                                                                    Period from
                                                                                                    May 12, 1998
                                        For the Three Months         For the Six Months Ended         (Date of
                                         Ended September 30,               September 30,            Inception) to
                                    -----------------------------   -----------------------------   September 30,
                                        2003            2002            2003            2002            2003
                                    -------------   -------------   -------------   -------------   -------------
SALES                               $         --    $         --    $         --    $         --    $         --

COST OF SALES                                 --              --              --              --              --
                                    -------------   -------------   -------------   -------------   -------------
GROSS PROFIT                                  --              --              --              --              --
                                    -------------   -------------   -------------   -------------   -------------
OPERATING EXPENSES:
  Bad debt                                    --              --              --              --          33,700
  General and administrative               4,207           7,238          70,122          73,205         221,132
                                    -------------   -------------   -------------   -------------   -------------
    TOTAL OPERATING EXPENSES               4,207           7,238          70,122          73,205         254,832
                                    -------------   -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                      (4,207)         (7,238)        (70,122)        (73,205)       (254,832)

OTHER INCOME (EXPENSE):
  Interest Expense                            --              --              --              --         (16,236)
                                    -------------   -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS           (4,207)         (7,238)        (70,122)        (73,205)       (271,068)

LOSS FROM DISCONTINUED OPERATIONS        (44,068)        (91,408)        (75,250)       (124,494)    (10,770,213)
                                    -------------   -------------   -------------   -------------   -------------
    NET LOSS                        $    (48,275)   $    (98,646)   $   (145,372)   $   (197,699)   $(11,041,281)
                                    =============   =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE:
  Continued operations              $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
  Discontinued operations                  (0.00)          (0.01)          (0.00)          (0.01)
                                    -------------   -------------   -------------   -------------
    NET LOSS PER SHARE              $      (0.00)   $      (0.01)   $      (0.00)   $      (0.01)
                                    =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic and diluted                 46,060,025      16,060,025      46,060,025      16,060,025
                                    =============   =============   =============   =============



                            See accompanying notes to condensed financial statements.

                                         NURESCELL INC.
                              (A Company in the Development Stage)

                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY

               FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO SEPTEMBER 30, 2003


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

                                    NURESCELL INC.
                         (A Company in the Development Stage)

                        STATEMENTS OF STOCKHOLDERS' DEFICIENCY

          FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO SEPTEMBER 30, 2003


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

                                       NURESCELL INC.
                            (A Company in the Development Stage)

                           STATEMENTS OF STOCKHOLDERS' DEFICIENCY

             FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO SEPTEMBER 30, 2003


                                               Common Stock        Additional     Stock
                                         ------------------------    Paid-in   Subscription
                                           Shares       Amount       Capital    Receivable
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2000                  15,191,788   $    1,519   $6,129,564   $       --

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                       7,500            1        7,499           --
  Exercise of stock options (June 2000
    at $0.25 per share)                     100,000           10       24,990      (25,000)
  Settlement of lawsuit (August 2000
    at $1.03 per share)                      34,000            3       35,058           --
  Settlement of lawsuit (February 2001
    at $0.34 per share)                      50,000            5       17,185           --
  Conversion of debt (August 2000 at
    $0.53 per share)                        250,000           25      132,475           --
  Conversion of debt (January 2001 at
    $0.29 per share)                        336,950           34      100,000           --
  To employee (August 2000 at $0.62
    per share)                              100,000           10       62,490           --
Fair value of options and warrants               --           --      158,890           --
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2001                  16,070,238        1,607    6,668,151      (25,000)

Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2002                  16,070,238        1,607    6,668,151      (25,000)

Conversion of debt (March 2003 at
  $.001 per share)                       30,000,000        3,000       27,000           --
Write-off of stock subscription
  receivable                                     --           --           --       25,000
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2003                  46,070,238        4,607    6,695,151           --

Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, SEPTEMBER 30, 2003              46,070,238   $    4,607   $6,695,151   $       --
                                         ===========  ===========  ===========  ===========

                 See accompanying notes to condensed financial statements.

                                    NURESCELL INC.
                         (A Company in the Development Stage)

                        STATEMENTS OF STOCKHOLDERS' DEFICIENCY

          FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO SEPTEMBER 30, 2003


                                           Treasury      Accumulated
                                            Stock          Deficit          Total
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2000                  $    (30,000)   $ (7,090,718)   $   (989,635)

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                            --              --           7,500
  Exercise of stock options (June 2000
    at $0.25 per share)                            --              --              --
  Settlement of lawsuit (August 2000
    at $1.03 per share)                            --              --          35,061
  Settlement of lawsuit (February 2001
    at $0.34 per share)                            --              --          17,190
  Conversion of debt (August 2000 at
    $0.53 per share)                               --              --         132,500
  Conversion of debt (January 2001 at
    $0.29 per share)                               --              --         100,034
  To employee (August 2000 at $0.62
    per share)                                     --              --          62,500
Fair value of options and warrants                 --              --         158,890
Net loss                                           --      (1,037,792)     (1,037,792)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2001                       (30,000)     (8,128,510)     (1,513,752)

Net loss                                           --      (2,318,071)     (2,318,071)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2002                       (30,000)    (10,446,581)     (3,831,823)

Conversion of debt (March 2003 at
  $.001 per share)                                 --              --          30,000
Write-off of stock subscription
  receivable                                       --              --          25,000
Net loss                                           --        (449,328)       (449,328)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2003                       (30,000)    (10,895,909)     (4,226,151)

Net loss                                           --        (145,372)       (145,372)
                                         -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 2003              $    (30,000)   $(11,041,281)   $ (4,371,523)
                                         =============   =============   =============


               See accompanying notes to condensed financial statements.

                                          NURESCELL INC.
                               (A Company in the Development Stage)

                                     STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                     For the Period
                                                       For the Six Months Ended     from May 12, 1998
                                                                                   (Date of Inception)
                                                     -----------------------------   to September 30,
                                                         2003            2002             2003
                                                     -------------   -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $   (145,372)   $   (197,699)   $(11,041,281)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                             --           7,778          60,145
      Bad debts                                                --              --          33,700
      Inventory write-down                                     --              --          64,537
      Write-off of intangible assets                           --              --          87,944
      Amortization of discount on notes payable                --              --         556,579
      Loss on abandonment of computer software                 --              --          39,026
      Issuance of stock for services and                       --              --       4,380,882
        settlement                                             --              --         880,646
      Fair value of options and warrants                       --              --        (280,000)
  Changes in Assets (Increase) Decrease:
    Accounts receivable - related party                        --              --          (8,700)
    Inventory                                                  --              --         (64,537)
  Changes in Liabilities Increase (Decrease):
    Accounts payable                                        6,501           7,440         302,900
    Accrued expenses                                      158,027         244,577       1,660,647
    Accrued termination fee                                    --              --       1,000,000
    Unearned revenue                                     (100,000)       (100,000)        350,000
                                                     -------------   -------------   -------------
      NET CASH USED IN OPERATING ACTIVITIES               (80,844)        (37,904)     (1,977,512)
                                                     -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          --              --         (99,171)
  Acquisition of intangibles                                   --              --         (87,944)
                                                     -------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES                    --              --        (187,115)
                                                     -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --              --       1,018,000
  Prepaid financing costs                                      --              --         (96,349)
  Proceeds from stockholders and former officers
    loan - net                                             78,662          37,904         370,919
  Proceeds from issuance of convertible notes                  --              --         875,000
                                                     -------------   -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             78,662          37,904       2,167,570
                                                     -------------   -------------   -------------
NET DECREASE IN CASH                                       (2,182)             --           2,943

CASH - BEGINNING OF YEAR                                    5,125              --              --
                                                     -------------   -------------   -------------
CASH - END OF PERIOD                                 $      2,943   $         --    $       2,943
                                                     =============   =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

  Cash paid during the year for:
    Interest                                         $         --    $         --    $      7,359
                                                     =============   =============   =============
    Income taxes                                     $         --    $         --    $      1,600
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

The Restructure Agreement contains various customary provisions relating to the Company, ATI and AG. Those provisions include, among other things, representations and warranties with respect to (i) the execution and enforceability of the Restructure Agreement and (ii) title to, and absence of liens on, the Nurescell Technology. The preparation and circulation of an Information Statement to the Company's stockholders is a condition to the completion of the Restructure Agreement, and, subject to certain provisions of the Restructure Agreement, it is expected that such completion will occur 23 days after the Information Statement is sent or given to the Company's stockholders. At this time, it is anticipated that the transfer of the Nurescell Technology pursuant to the Restructure Agreement will take place in the first quarter of 2004. In light of AG's security interest in the Nurescell Technology in connection with the ATI obligations, the parties have agreed that the transfer of the Nurescell Technology pursuant to the Restructure Agreement constitutes a transfer of collateral pursuant to Section 9609 of the California Uniform Commercial Code.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company is in the development stage and has incurred losses from operations since inception. As of September 30, 2003, the Company had an accumulated deficit since inception of $11,041,281. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

Management's business plan will require additional financing. To support its operations during the year ended September 30, 2003, the Company borrowed monies from officers and certain stockholders in the amount of $78,662.

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

                                                          Six Months Ended
                                                            September 30,
                                                         2003           2002
                                                      -----------    -----------

Net loss attributable to common shareholders
 As reported                                          $ (145,372)    $ (197,699)
 Less:  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards                                       --             --
                                                      -----------    -----------
 Pro forma                                            $ (145,372)   $ (197,699)
                                                      ===========    ===========
Basic and diluted net loss per share
 As reported
        Continuing operations                         $    (0.00)    $    (0.00)
        Discontinued operations                            (0.00)         (0.01)
                                                      ===========    ===========
 Net loss per share                                   $    (0.00)    $    (0.01)
                                                      ===========    ===========
 Pro forma
        Continuing operations                         $    (0.00)    $    (0.00)
        Discontinued operations                            (0.00)         (0.01)
                                                      ===========    ===========
 Net loss per share                                   $    (0.00)    $    (0.01)
                                                      ===========    ===========

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS
133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149, which became effective for contracts entered into or modified after June 30, 2003, did not have any impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated results of operations, financial position or cash flows.

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

The following information summarizes the operating results of the Nurescell Technology for the periods indicated below:

                                                                                                       For the
                                                                                                     Period from
                                                                                                    May 12, 1998
                                         For the Three Months         For the Six Months Ended        (Date of
                                          Ended September 30,               September 30,           Inception) to
                                    -----------------------------   -----------------------------   September 30,
                                        2003            2002            2003            2002             2003
                                    -------------   -------------   -------------   -------------   -------------
OPERATING RESULTS:
  Revenue - net                     $         --    $         --    $         --    $         --    $         --

GROSS PROFIT (LOSS)                           --              --              --              --              --

OPERATING EXPENSES:
  Research and development                    --              --              --              --         472,476
  General and administrative              17,215          59,920          17,215          59,920       8,324,107
  Depreciation                                --           3,889              --           7,778          58,923
  Interest expense - net                  76,853          77,599         158,035         156,796       1,649,861
  Termination fee                             --              --              --              --       1,000,000
  Loss on inventory write down                --              --              --              --          64,537
  Write-off of intangible assets              --              --              --              --          87,944
  Loss on abandonment of computer
    Software                                  --              --              --              --          39,026
  Gain on conversion of debt                  --              --              --              --        (280,000)
                                    -------------   -------------   -------------   -------------   -------------
    TOTAL OPERATING EXPENSES              94,068         141,408         175,250         224,494      11,416,874
                                    -------------   -------------   -------------   -------------   -------------
LOSS FROM OPERATIONS                     (94,068)       (141,408)       (175,250)       (224,494)    (11,416,874)

OTHER INCOME
  License fee revenue                     50,000          50,000         100,000         100,000         646,661
                                    -------------   -------------   -------------   -------------   -------------

LOSS FROM DISCONTINUED OPERATIONS   $    (44,068)   $    (91,408)   $    (75,250)   $   (124,494)   $(10,770,213)
                                    =============   =============   =============   =============   =============


Additionally, liabilities associated with the discontinued operations include the following at September 30, 2003:


Convertible notes payable - ATI (related party)              $1,000,000
Convertible notes payable - Triton (related party)              690,000
Due to stockholders and former officers                         370,919
Accrued expenses                                              1,660,647
Unearned revenue                                                350,000
                                                             -----------
                                                             $4,071,566
                                                             ===========

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2003:

       Accrued directors' fees                                       $   58,000
       Accrued salary                                                   521,937
       Accrued interest and penalties -($1,000,408 related parties)   1,034,026
       Accrued payroll taxes                                              5,476
       Other advances                                                    41,208
                                                                     -----------
                                                                     $1,660,647
                                                                     ===========

NOTE 6 - DEFAULTS UPON SENIOR SECURITIES

On December 15, 1999 and February 8, 2000, respectively, the Company issued two convertible promissory notes to Triton, each with a face value of $385,000 and bearing interest at 8% per annum. As of September 30, 2003, the combined outstanding principal balance of those notes was $690,000. On December 1, 2001, the Company defaulted with respect to those notes. The parties expect to remedy the default pursuant to the terms of the Restructure Agreement

NOTE 7 - LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

                                                        As of September 30,
                                                   -----------------------------
                                                       2003             2002
                                                   -------------   -------------
Option to purchase common stock                               --              --
Warrants to purchase common stock                             --         100,000
Common stock reserved for the conversion of
  note payable to ATI                                 15,000,000      15,000,000
Convertible notes payable (assumed conversion
  at September 30, 2003 at a market price of $.001
  and at September 30, 2002 at a market price of
  $.02)                                            2,069,027,000     206,592,000
Accounts payable, accrued expenses and due to
  stockholders & former officers ($722,458)           72,246,000              --
                                                   -------------   -------------
Totals                                             2,156,273,000     221,692,000
                                                   =============   =============
                                       13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

PLAN OF OPERATION

The Company is a development stage company, with its operations to date principally consisting of research, development, testing and marketing of its radiation shielding technology (the "Nurescell Technology"). From inception to September 30, 2003, the Company obtained approximately $915,500 in financing through the sale of equity securities in two private offerings and approximately $102,500 through the exercise of stock options, as well as $875,000 through the issuance of convertible promissory notes (the "Notes") to Triton Private Equities Fund, L.P. ("Triton"). In addition, the Company has received $254,022 in advances from shareholders and former officers and $116,897 from Triton through September 30, 2003. The Company utilized all of those funds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $145,372 for the six months ended September 30, 2003. From May 12, 1998 (inception) through September 30, 2003, the Company has had a cumulative loss of $11,041,281.

Despite its efforts, the Company has failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company has been forced to reduce its operations to a minimal level. Faced with increasing pressure from Triton regarding the Company's obligations under the Notes, on March 21, 2003, the Company entered into a Restructure Agreement (the "Restructure Agreement") with Triton, Advanced Technology Industries, Inc. ("ATI") and ATI's subsidiary, ATI Nuklear AG, pursuant to which Triton has taken control of the Company and the Company will divest itself of the Nurescell Technology (which is now expected to occur in the first quarter of 2004). In connection with the Restructure Agreement, the Company's Nurescell Technology operations have been reflected as discontinued operations in the accompanying financial statements. At this time, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations (including continued reporting under the Securities Exchange Act of 1934) while it determines whether the Company has value as a candidate in a merger or other business combination (on terms that may or may not be favorable to the Company's existing shareholders). It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002.

The Company had net sales of $0 for both the three-month period ended September 30, 2003 and the three-month period ended September 30, 2002. As the Company has been in the development stage, revenue generated since inception has been minimal.

Operating expenses of $4,207 for the three-month period ended September 30, 2003 decreased from the operating expenses of $7,238 for the three-month period ended September 30, 2002. Those operating expenses reflect an ongoing reduction in general and administrative expenses, which is primarily attributable to significant decreases in overhead, including salaries, rent, travel and legal expenses, as the Company continues its operations at a minimal level.

Interest expense of $76,853 for the three-month period ended September 30, 2003 was almost the same as the interest expense of $77,599 for the three-month period ended September 30, 2002. These expenses pertain to Nurescell Technology discontinued operations.

Licensing fees of $50,000 were earned in the three months ended September 30, 2003 and 2002. The licensing fee pertains to Nurescell Technology discontinued operations.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND
2003:

The Company had sales of $ 0 for the six-month period ended September 30, 2003 and for the six-month period ended September 30, 2002. As the Company has been in the development stage, revenue generated since inception has been minimal.

Operating expenses of $70,122 for the six-month period ended September 30, 2003 were almost the same as the operating expenses of $73,205 for the six-month period ended September 30, 2002.

Interest expense of $158,035 for the six-month period ended September 30, 2003 was almost the same as the interest expense of $156,796 for the six-month period ended September 30, 2002. These expenses pertain to Nurescell Technology discontinued operations.

Licensing fees of $100,000 were earned in the six-month period ended September 30, 2003 and for the six-month period ended September 30, 2002. The licensing fee pertains to Nurescell Technology discontinued operations.

As a result of the above factors, the net loss for the six-month period ended September 30, 2003 was $145,372, or $.00 per share, as compared to a net loss of $197,699, or $.01 per share, for the six-month period ended September 30, 2002.

FINANCIAL POSITION.

Total assets decreased from $5,125 at March 31, 2003 to $2,943 at September 30, 2003. The decrease is primarily attributed to general and administrative expenses.

Total liabilities increased from $4,231,276 at March 31, 2003 to $4,374,466 at September 30, 2003. The increase is primarily attributed to an increase in accrued expenses of $158,029 and an increase in accounts payable of $6,500. In addition, the Company received from Triton $78,662 in advances. The Company also reduced unearned revenue by $100,000.

Shareholders' deficit increased from $4,226,151 at March 31, 2003 to $4,371,523 at September 30, 2003. The increase was caused by the net loss of $145,372 for the six-month period ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES.

The Company requires significant funding for continued operations, even at minimal levels. At this point, the amount of expenditures required to maintain operations far exceeds existing cash, which was $2,943 at September 30, 2003.

The Company's cash flow used in operating activities decreased from $37,904 for the six-month period ended September 30, 2002 to $2,182 for the six-month period ended September 30, 2003. This is primarily attributed to decreases in general and administrative expenses, which were primarily attributable to a significant decrease in overhead, including salaries, rent, travel, and legal expenses, as the Company continues its operations at a minimal level.

During the six-month period ended September 30, 2003, the Company has obtained liquidity primarily from cash on hand.

The Company's financial statements for the six-months ended September 30, 2003 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2003, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. As noted above, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations while it determines whether the Company has value as a candidate in a merger or other business combination. It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of the filing of this quarterly report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Subsequent to the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 15, 1999 and February 8, 2000, respectively, the Company issued the Notes to Triton, each with a face value of $385,000 and bearing interest at 8% per annum. As of September 30, 2003, the outstanding principal balance on the Notes was $690,000 and accrued interest and penalties were $856,396. On December 1, 2001, the Company defaulted with respect to the Notes. The parties expect to remedy the default pursuant to the terms of the Restructure Agreement

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are attached hereto:



Exhibit Number                             Description
--------------                             -----------

    2 Restructure Agreement between the Company, Triton Private Equities Fund, L.P., Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of March 21, 2003 (1)

    3.1           Articles of Incorporation, as amended (2)

    3.2           Bylaws (2)

    4.1 Form of $385,000 Series 1999-A Convertible Promissory Note due December 1, 2001 (3)

    4.2 Form of $385,000 Series 2000-A Convertible Promissory Note due December 1, 2001 (4)

    4.3 Secured Promissory Note dated September 30, 2001 for $1,000,000 from the Company to ATI Nuklear AG (5)

    4.4 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (3)

    4.5 Securities Purchase Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (4)

    4.6 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated December 15, 1999 (3)

    4.7 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P. dated February 8, 2000 (4)

    4.8 Promissory Note dated April 6, 2000 for $165,000 from the Company to the Glenn A. Cramer Separate Property Trust (4)

    4.9 Promissory Note dated May 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (4)

    4.10 Promissory Note dated June 1, 2000 for $82,500 from the Company to the Glenn A. Cramer Separate Property Trust (4)

    10.1 Consulting Agreement between the Company and John Longenecker dated June 26, 1998 (2)

    10.2 Form of Stock Option Agreement between the Company and its officers and directors (2)

    10.3          1998 Stock Option Plan (2)

    10.4 Form of Indemnification Agreement between the Company and its officers and directors (2)

    10.5 Consulting Agreement between the Company and Shelby T. Brewer dated December 1, 1999 (4)

    10.6 Investment Agreement between the Company and Nurescell AG dated August 17, 2000 (6)

    10.7 License Agreement between the Company and Nurescell AG dated as of August 15, 2000 (6)

    10.8 Registration Rights Agreement between the Company and Nurescell AG dated August 15, 2000 (6)

    10.9 Modified License Agreement between the Company and Advanced Technology Industries, Inc. Dated as of June 11, 2001 (7)

    10.10 Transaction Restructure Agreement between the Company, Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of September 30, 2001 (8)

    10.11 Convertible Promissory Note dated March 21, 2003 from the Company to Triton Private Equities Fund, L.P. (9)

    10.12 Consulting Agreement dated as of April 1, 2003 between the Company, Larry Shatsoff and Triton Private Equities Fund, L.P.
                  (9)

    10.13         2003 Stock Compensation Plan (10)

    31            Rule 13a-14(a)/15d-14(a) Certifications.

    32            Section 1350 Certifications

---------------

    (1) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 2002 (File No. 0-25377)

    (2) Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 0- 25377).

    (3) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended December 31, 1999 (File No. 0-25377)

    (4) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-25377)

    (5) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25377)

    (6) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended September 30, 2000 (File No. 0-25377)

    (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-25377)

    (8) Incorporated by reference from the Company's Report on Form 8-K dated September 30, 2001 (File No. 0-25377)

    (9) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2003 (File No. 0-25377)

    (10) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-107430)

         (b) No reports on Form 8-K were filed during the Company's fiscal quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





DATE: NOVEMBER 10, 2003                         NURESCELL, INC.

                                                BY: /S/ LAWRENCE SHATSOFF
                                                --------------------------------
                                                LAWRENCE SHATSOFF, PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER