Form 10QSB
period 2003-12-31
NURESCELL INC
filed 2004-02-03
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Number of shares of common stock outstanding at January 21, 2004: 46,060,025

Transitional Small Business Disclosure Format: Yes |X| No |_|

                                 NURESCELL INC.
                          (A DEVELOPMENT STAGE COMPANY)




                              INDEX TO FORM 10-QSB

                                DECEMBER 31, 2003

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM 1. - Financial Statements                                          2-13

    ITEM 2. - Management's Discussion and Analysis or Plan of Operation    14-15

    ITEM 3. - Controls and Procedures                                         16

PART II - OTHER INFORMATION

    ITEM 3. - Defaults Upon Senior Securities                                 16

    ITEM 4. - Submission of Matters to a Vote of Security Holders             17

    ITEM 6. - Exhibits and Reports on Form 8-K                             17-18

              Signatures and Required Certification                        19-21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                DECEMBER 31, 2003

                                     ASSETS
CURRENT ASSETS:


Cash                                                               $      5,390
                                                                   -------------
      TOTAL ASSETS                                                 $      5,390
                                                                   =============




                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Convertible notes payable - ATI - related party                  $  1,000,000
  Convertible notes payable - Triton - related party                    690,000
  Accounts payable                                                      345,687
  Due to stockholders and former officers                               450,920
  Accrued expenses                                                    1,744,550
  Unearned revenue                                                      300,000
                                                                   -------------
        TOTAL CURRENT LIABILITIES                                     4,531,157
                                                                   -------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.0001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 46,070,238 shares issued and 46,060,025
    shares outstanding                                                    4,607
  Additional paid-in capital                                          6,695,151
  Treasury stock, at cost - 10,213 shares                               (30,000)
  Deficit accumulated during the development stage                  (11,195,525)
                                                                   -------------
        TOTAL STOCKHOLDERS' DEFICIENCY                               (4,525,767)
                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $      5,390
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


                                                  NURESCELL INC.
                                       (A Company in the Development Stage)

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                                      For the
                                                                                                    Period from
                                                                                                    May 12, 1998
                                        For the Three Months         For the Nine Months Ended         (Date of
                                         Ended December 31,               December 31,            Inception) to
                                    -----------------------------   -----------------------------   December 31,
                                        2003            2002            2003            2002            2003
                                    -------------   -------------   -------------   -------------   -------------
SALES                               $         --    $         --    $         --    $         --    $         --

COST OF SALES                                 --              --              --              --              --
                                    -------------   -------------   -------------   -------------   -------------
GROSS PROFIT                                  --              --              --              --              --
                                    -------------   -------------   -------------   -------------   -------------
OPERATING EXPENSES:
  Bad debt                                    --              --              --              --          33,700
  General and administrative              44,660           5,455         114,782          78,660         265,792
                                    -------------   -------------   -------------   -------------   -------------
    TOTAL OPERATING EXPENSES              44,660           5,455         114,782          78,660         299,492
                                    -------------   -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                     (44,660)         (5,455)       (114,782)        (78,660)       (299,492)

OTHER INCOME (EXPENSE):
  Interest Expense                            --              --              --              --         (16,236)
                                    -------------   -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS          (44,660)         (5,455)       (114,782)        (78,660)       (315,728)

LOSS FROM DISCONTINUED OPERATIONS       (109,584)        (71,096)       (184,834)       (195,590)    (10,879,797)
                                    -------------   -------------   -------------   -------------   -------------
    NET LOSS                        $   (154,244)   $    (76,551)   $   (299,616)   $   (274,250)   $(11,195,525)
                                    =============   =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE:
  Continued operations              $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
  Discontinued operations                  (0.00)          (0.00)          (0.01)          (0.01)
                                    -------------   -------------   -------------   -------------
    NET LOSS PER SHARE              $      (0.00)   $      (0.00)   $      (0.01)   $      (0.02)
                                    =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic and diluted                 46,060,025      16,060,025      46,060,025      16,060,025
                                    =============   =============   =============   =============


                            See accompanying notes to condensed financial statements.

                                                        3

                                         NURESCELL INC.
                              (A Company in the Development Stage)

                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY

               FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO DECEMBER 31, 2003


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


                                    NURESCELL INC.
                         (A Company in the Development Stage)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

          FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO DECEMBER 31, 2003


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


                                       NURESCELL INC.
                            (A Company in the Development Stage)

                           STATEMENTS OF STOCKHOLDERS' DEFICIENCY

             FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO DECEMBER 31, 2003


                                               Common Stock        Additional     Stock
                                         ------------------------    Paid-in   Subscription
                                           Shares       Amount       Capital    Receivable
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2000                  15,191,788   $    1,519   $6,129,564   $       --

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                       7,500            1        7,499           --
  Exercise of stock options (June 2000
    at $0.25 per share)                     100,000           10       24,990      (25,000)
  Settlement of lawsuit (August 2000
    at $1.03 per share)                      34,000            3       35,058           --
  Settlement of lawsuit (February 2001
    at $0.34 per share)                      50,000            5       17,185           --
  Conversion of debt (August 2000 at
    $0.53 per share)                        250,000           25      132,475           --
  Conversion of debt (January 2001 at
    $0.29 per share)                        336,950           34      100,000           --
  To employee (August 2000 at $0.62
    per share)                              100,000           10       62,490           --
Fair value of options and warrants               --           --      158,890           --
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2001                  16,070,238        1,607    6,668,151      (25,000)

Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2002                  16,070,238        1,607    6,668,151      (25,000)

Conversion of debt (March 2003 at
  $.001 per share)                       30,000,000        3,000       27,000           --
Write-off of stock subscription
  receivable                                     --           --           --       25,000
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2003                  46,070,238        4,607    6,695,151           --

Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2003               46,070,238   $    4,607   $6,695,151   $       --
                                         ===========  ===========  ===========  ===========

                 See accompanying notes to condensed financial statements.


                                    NURESCELL INC.
                         (A Company in the Development Stage)

                       STATEMENTS OF STOCKHOLDERS' DEFICIENCY

          FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO DECEMBER 31, 2003


                                           Treasury      Accumulated
                                            Stock          Deficit          Total
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2000                  $    (30,000)   $ (7,090,718)   $   (989,635)

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                            --              --           7,500
  Exercise of stock options (June 2000
    at $0.25 per share)                            --              --              --
  Settlement of lawsuit (August 2000
    at $1.03 per share)                            --              --          35,061
  Settlement of lawsuit (February 2001
    at $0.34 per share)                            --              --          17,190
  Conversion of debt (August 2000 at
    $0.53 per share)                               --              --         132,500
  Conversion of debt (January 2001 at
    $0.29 per share)                               --              --         100,034
  To employee (August 2000 at $0.62
    per share)                                     --              --          62,500
Fair value of options and warrants                 --              --         158,890
Net loss                                           --      (1,037,792)     (1,037,792)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2001                       (30,000)     (8,128,510)     (1,513,752)

Net loss                                           --      (2,318,071)     (2,318,071)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2002                       (30,000)    (10,446,581)     (3,831,823)

Conversion of debt (March 2003 at
  $.001 per share)                                 --              --          30,000
Write-off of stock subscription
  receivable                                       --              --          25,000
Net loss                                           --        (449,328)       (449,328)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2003                       (30,000)    (10,895,909)     (4,226,151)

Net loss                                           --        (299,616)       (299,616)
                                         -------------   -------------   -------------
BALANCE, DECEMBER 31, 2003              $     (30,000)   $(11,195,525)   $ (4,525,767)
                                         =============   =============   =============


               See accompanying notes to condensed financial statements.


                                          NURESCELL INC.
                               (A Company in the Development Stage)

                                     STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                     For the Period
                                                       For the Nine Months Ended    from May 12, 1998
                                                             December 31,          (Date of Inception)
                                                     -----------------------------   to December 31,
                                                         2003            2002             2003
                                                     -------------   -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $   (299,616)   $   (274,250)   $(11,195,525)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                             --          11,573          60,145
      Bad debts                                                --              --          33,700
      Inventory write-down                                     --              --          64,537
      Write-off of intangible assets                           --              --          87,944
      Amortization of discount on notes payable                --              --         556,579
      Loss on abandonment of computer software                 --              --          39,026
      Issuance of stock for services and                       --              --       4,380,882
        settlement                                             --              --         880,646
      Fair value of options and warrants                       --              --        (280,000)
  Changes in Assets (Increase) Decrease:
    Accounts receivable - related party                        --              --          (8,700)
    Inventory                                                  --              --         (64,537)
  Changes in Liabilities Increase (Decrease):
    Accounts payable                                       49,288          36,180         345,687
    Accrued expenses                                      241,930         334,664       1,744,550
    Accrued termination fee                                    --              --       1,000,000
    Unearned revenue                                     (150,000)       (150,000)        300,000
                                                     -------------   -------------   -------------
      NET CASH USED IN OPERATING ACTIVITIES              (158,398)        (41,833)     (2,055,066)
                                                     -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          --              --         (99,171)
  Acquisition of intangibles                                   --              --         (87,944)
                                                     -------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES                    --              --        (187,115)
                                                     -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --              --       1,018,000
  Prepaid financing costs                                      --              --         (96,349)
  Proceeds from stockholders and former officers
    loan - net                                            158,663          41,833         450,920
  Proceeds from issuance of convertible notes                  --              --         875,000
                                                     -------------   -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            158,663          41,833       2,247,571
                                                     -------------   -------------   -------------
NET INCREASE IN CASH                                          265              --           5,390

CASH - BEGINNING OF YEAR                                    5,125              --              --
                                                     -------------   -------------   -------------
CASH - END OF PERIOD                                 $      5,390   $          --   $       5,390
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

The Restructure Agreement contains various customary provisions relating to the Company, ATI and AG. Those provisions include, among other things, representations and warranties with respect to (I) the execution and enforceability of the Restructure Agreement and (ii) title to, and absence of liens on, the Nurescell Technology. The preparation and circulation of an Information Statement to the Company's stockholders is a condition to the completion of the Restructure Agreement. The Information Statement was given or sent to stockholders on or about December 29, 2003, and it is expected that completion of the Restructure Agreement will occur on January 21, 2004. In light of AG's security interest in the Nurescell Technology in connection with the ATI obligations, the parties have agreed that the transfer of the Nurescell Technology pursuant to the Restructure Agreement constitutes a transfer of collateral pursuant to Section 9609 of the California Uniform Commercial Code.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

Following the transfer of the Nurescell Technology, the Company expects to have essentially no assets. However, after that transfer, as well as certain anticipated conversions of outstanding debt into common stock, it is expected that the Company will be left with only approximately $259,543 in liabilities. It is expected that those remaining liabilities will either be settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company (which is currently being investigated by Triton). As the transfer of the Nurescell Technology will involve a transfer of assets in return for cancellation of certain indebtedness, the Company's current stockholders will receive no payment as a result of that transfer and will retain their equity interests in the Company following the consummation of the transaction. For accounting purposes, the Company will treat the transfer of the Nurescell Technology as an exchange for the extinguishment of debt. Since the Company and ATI are related parties, any gain resulting from this Restructure Agreement will be accounted for on the closing date as an increase to paid-in capital.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company is in the development stage and has incurred losses from operations since inception. As of December 31, 2003, the Company had an accumulated deficit since inception of $11,195,525. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

Management's business plan will require additional financing. To support its operations during the nine months ended December 31, 2003, the Company borrowed monies from a stockholder in the amount of $158,663.

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


                                                          Nine Months Ended
                                                            December 31,
                                                         2003           2002
                                                      -----------    -----------

Net loss attributable to common shareholders
 As reported                                          $ (299,616)    $ (274,250)
 Less:  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards                                       --             --
                                                      -----------    -----------
 Pro forma                                            $ (299,616)    $ (274,250)
                                                      ===========    ===========
Basic and diluted net loss per share
 As reported
        Continuing operations                         $    (0.00)    $    (0.01)
        Discontinued operations                            (0.01)         (0.01)
                                                      ===========    ===========
 Net loss per share                                   $    (0.01)    $    (0.02)
                                                      ===========    ===========
 Pro forma
        Continuing operations                         $    (0.00)    $    (0.01)
        Discontinued operations                            (0.01)         (0.01)
                                                      ===========    ===========
 Net loss per share                                   $    (0.01)    $    (0.02)
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

The following information summarizes the operating results of the Nurescell Technology for the periods indicated below:

                                                                                                       For the
                                                                                                     Period from
                                                                                                    May 12, 1998
                                         For the Three Months         For the Nine Months Ended        (Date of
                                          Ended December 31,               December 31,           Inception) to
                                    -----------------------------   -----------------------------   December 31,
                                        2003            2002            2003            2002             2003
                                    -------------   -------------   -------------   -------------   -------------
OPERATING RESULTS:
  Revenue - net                     $         --    $         --    $         --    $         --    $         --

GROSS PROFIT (LOSS)                           --              --              --              --              --

OPERATING EXPENSES:
  Research and development                    --              --              --              --         472,476
  General and administrative              75,681          38,104          92,896          98,024       8,399,788
  Depreciation                                --           3,794              --          11,572          58,923
  Interest expense - net                  83,903          79,198         241,938         235,994       1,733,764
  Termination fee                             --              --              --              --       1,000,000
  Loss on inventory write down                --              --              --              --          64,537
  Write-off of intangible assets              --              --              --              --          87,944
  Loss on abandonment of computer
    Software                                  --              --              --              --          39,026
  Gain on conversion of debt                  --              --              --              --        (280,000)
                                    -------------   -------------   -------------   -------------   -------------
    TOTAL OPERATING EXPENSES             159,584         121,096         334,834         345,590      11,576,458
                                    -------------   -------------   -------------   -------------   -------------
LOSS FROM OPERATIONS                    (159,584)       (121,096)       (334,834)       (345,590)    (11,576,458)

OTHER INCOME
  License fee revenue                     50,000          50,000         150,000         150,000         696,661
                                    -------------   -------------   -------------   -------------   -------------

LOSS FROM DISCONTINUED OPERATIONS   $   (109,584)   $    (71,096)   $   (184,834)   $   (195,590)   $(10,879,797)
                                    =============   =============   =============   =============   =============

Additionally, liabilities associated with the discontinued operations include the following at December 31, 2003:



Convertible notes payable - ATI (related party)              $1,000,000
Convertible notes payable - Triton (related party)              690,000
Due to stockholders and former officers                         450,920
Accrued expenses                                              1,744,550
Unearned revenue                                                300,000
                                                             -----------
                                                             $4,185,470
                                                             ===========

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - ACCRUED EXPENSES



Accrued expenses consist of the following at December 31, 2003:

       Accrued directors' fees                                       $   58,000
       Accrued salary                                                   521,937
       Accrued interest and penalties -($1,095,367 related parties)   1,117,929
       Accrued payroll taxes                                              5,476
       Other advances                                                    41,208
                                                                     -----------
                                                                     $1,744,550
                                                                     ===========

NOTE 6 - DEFAULTS UPON SENIOR SECURITIES

On December 15, 1999 and February 8, 2000, respectively, the Company issued two convertible promissory notes to Triton, each with a face value of $385,000 and bearing interest at 8% per annum. As of December 31, 2003, the combined outstanding principal balance of those notes was $690,000. On December 1, 2001, the Company defaulted with respect to those notes. The parties expect to remedy the default pursuant to the terms of the Restructure Agreement

NOTE 7 - LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:


                                                        As of December 31,
                                                   -----------------------------
                                                       2003             2002
                                                   -------------   -------------
Option to purchase common stock                               --              --
Warrants to purchase common stock                             --          75,000
Common stock reserved for the conversion of
  note payable to ATI                                 15,000,000      15,000,000
Convertible notes payable and accrued interest
  (assumed conversion at December 31, 2003 and
   2002 at a market price of $.001)                2,102,827,000   1,981,427,000
Accounts payable, accrued expenses and due to
  stockholders & former officers ($722,458)           72,246,000              --
                                                   -------------   -------------
Totals                                             2,190,073,000   1,996,502,000
                                                   =============   =============


NOTE 8 - SUBSEQUENT EVENT

The Restructure Agreement was completed on January 21, 2004. Accordingly, the Company has transferred to ATI or AG all right, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and AG of the ATI Obligations. Certain notes payable to Triton are also being converted, which will increase Triton's controlling interest in the Company.

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

PLAN OF OPERATION.

The Company is a development stage company, with its operations to date principally consisting of research, development, testing and marketing of its radiation shielding technology (the "Nurescell Technology"). From inception to December 31, 2003, the Company obtained approximately $915,500 in financing through the sale of equity securities in two private offerings and approximately $102,500 through the exercise of stock options, as well as $875,000 through the issuance of convertible promissory notes (the "Notes") to Triton Private Equities Fund, L.P. ("Triton"). In addition, the Company has received $254,022 in advances from shareholders and former officers and $196,898 from Triton through December 31, 2003. The Company utilized all of those funds to (I) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $299,616 for the nine months ended December 31, 2003. From May 12, 1998 (inception) through December 31, 2003, the Company has had a cumulative loss of $11,195,525.

Despite its efforts, the Company has failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company has been forced to reduce its operations to a minimal level. Faced with increasing pressure from Triton regarding the Company's obligations under the Notes, on March 21, 2003, the Company entered into a Restructure Agreement (the "Restructure Agreement") with Triton, Advanced Technology Industries, Inc. ("ATI") and ATI's subsidiary, ATI Nuklear AG, pursuant to which Triton has taken control of the Company and the Company divested itself of the Nurescell Technology on January 21, 2004. In connection with the Restructure Agreement, the Company's Nurescell Technology operations have been reflected as discontinued operations in the accompanying financial statements. At this time, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations (including continued reporting under the Securities Exchange Act of 1934) while it determines whether the Company has value as a candidate in a merger or other business combination (on terms that may or may not be favorable to the Company's existing shareholders). It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002.

The Company had net sales of $0 for both the three-month period ended December 31, 2003 and the three-month period ended December 31, 2002. As the Company has been in the development stage, revenue generated since inception has been minimal.

Operating expenses of $44,660 for the three-month period ended December 31, 2003 increased from the operating expenses of $5,455 for the three-month period ended December 31, 2002. The increase in general and administrative expenses is primarily attributable to accounting expenses.

Interest expense of $83,903 for the three-month period ended December 31, 2003 increased from the interest expense of $77,198 for the three-month period ended December 31, 2002. These expenses pertain to Nurescell Technology discontinued operations.

Licensing fees of $50,000 were earned in the three months ended December 31, 2003 and 2002. The licensing fee pertains to Nurescell Technology discontinued operations.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2003 AND
2002:

The Company had sales of $ 0 for the nine-month period ended December 31, 2003 and for the nine-month period ended December 31, 2002. As the Company has been in the development stage, revenue generated since inception has been minimal.

Operating expenses of $114,782 for the nine-month period ended December 31, 2003 increased from the operating expenses of $78,660 for the nine-month period ended December 31, 2002.

Interest expense of $241,938 for the nine-month period ended December 31, 2003 increased from the interest expense of $134,757 for the nine-month period ended December 31, 2002. These expenses pertain to Nurescell Technology discontinued operations.

Licensing fees of $150,000 were earned in the nine-month period ended December 31, 2003 and for the nine-month period ended December 31, 2002. The licensing fee pertains to Nurescell Technology discontinued operations.

As a result of the above factors, the net loss for the nine-month period ended December 31, 2003 was $299,616, or $.00 per share, as compared to a net loss of $274,250, or $.01 per share, for the nine-month period ended December 31, 2002.

FINANCIAL POSITION.

Total assets of $5,125 at March 31, 2003 were almost the same as the total assets of $5,390 at December 31, 2003.

Total liabilities increased from $4,231,276 at March 31, 2003 to $4,531,157 at December 31, 2003. The increase is primarily attributed to an increase in accrued expenses of $241,930 and an increase in accounts payable of $49,288. In addition, the Company received from Triton $158,663 in advances. The Company also reduced unearned revenue by $150,000.

Shareholders' deficit increased from $4,226,151 at March 31, 2003 to $4,525,767 at December 31, 2003. The increase was caused by the net loss of $299,616 for the nine-month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES.

The Company requires significant funding for continued operations, even at minimal levels. At this point, the amount of expenditures required to maintain operations far exceeds existing cash, which was $5,390 at December 31, 2003.

The Company's cash flow used in operating activities increased from $37,904 for the nine-month period ended December 31, 2002 to $158,398 for the nine-month period ended December 31, 2003. This is primarily attributed to increases in general and administrative expenses, which were primarily attributable to accounting expenses.

During the nine-month period ended December 31, 2003, the Company has obtained liquidity primarily from loans from a stockholder.

The Company's financial statements for the nine-months ended December 31, 2003 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2003, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. As noted above, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations while it determines whether the Company has value as a candidate in a merger or other business combination. It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

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



                                     PART II
                                OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On December 15, 1999 and February 8, 2000, respectively, the Company issued the Notes to Triton, each with a face value of $385,000 and bearing interest at 8% per annum. As of December 31, 2003, the outstanding principal balance on the Notes was $690,000 and accrued interest and penalties were $891,067. On December 1, 2001, the Company defaulted with respect to the Notes. The parties expect to remedy the default pursuant to the terms of the Restructure Agreement

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 12, 2003, the Company obtained the written consent of Triton (the holder of 30,000,000 shares of the Company's common stock) to (I) transfer the Nurescell Technology pursuant to the Restructure Agreement, (ii) amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 2,000,000,000 and (iii) authorize the Company's Board of Directors to implement an up to one-for-2,000 reverse stock split of the Company's outstanding common stock upon a determination by the Board of Directors that such a reverse stock split is in the best interests of the Company and its stockholders. The shares held by Triton constitute approximately 65% of the Company's outstanding shares. An Information Statement describing the action was mailed to the Company's shareholders on or about December 29, 2003.

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

    (7) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-25377)

    (8) Incorporated by reference from the Company's Report on Form 8-K dated September 30, 2001 (File No. 0-25377)

    (9) Incorporated by reference from the Company's Report on Form 10-KSB for the year ended March 31, 2003 (File No. 0-25377)

    (10) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-107430)

(b) One report on Form 8-K was filed during the Company's fiscal quarter ended December 31, 2003. Such report is dated September 30, 2001 and provided disclosure under Item 5 regarding an agreement previously entered into by the Company. No financial statements were required to be filed with such report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January 30, 2004                      NURESCELL, INC.

                                            BY:  /S/ LAWRENCE SHATSOFF
                                            -----------------------------------
                                            LAWRENCE SHATSOFF, PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER