Form 10KSB
period 2004-03-31
NURESCELL INC
filed 2004-07-08
CIK 1069249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


(MARK ONE)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended March 31, 2004

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         The issuer's revenues for its most recent fiscal year (ended March 31, 2004) were $-0-.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based upon the average bid and asked price of such common equity on June 22, 2004, as reported by the OTC Bulletin Board, was approximately $907,800. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of outstanding shares of the issuer's common stock on June 22, 2004 was 1,187,916,949.

         Documents incorporated by reference: None.

    Transitional Small Business Disclosure Format (CHECK ONE): Yes /X/ No / /

                                     PART I

              NOTE: NURESCELL INC. HAS ELECTED TO FOLLOW DISCLOSURE
                ALTERNATIVE 2 IN THE PREPARATION OF THIS REPORT.

ITEM 6. DESCRIPTION OF BUSINESS.
--------------------------------

         GENERAL. Nurescell Inc. (the "Company") is a development stage company that was formed in 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. The Nurescell Technology material, which is comprised of a unique composite of materials, was designed for incorporation into the structural components of new and existing nuclear reactors and other facilities in order to provide a cost-effective safeguard from the lethal effect of radiation while achieving a minimal disruption to existing facilities. In addition, it was expected to provide an innovative shielding material for various other purposes, including nuclear accelerator and defense research applications. The Company, however, failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company was forced to reduce its operations to a minimal level. On January 21, 2004, the Company completed certain transactions under a Restructure Agreement (the "Restructure Agreement") with Triton Private Equities Fund, L.P. ("Triton"), Advanced Technology Industries, Inc. ("ATI") (a related party) and ATI's subsidiary, ATI Nuklear AG ("AG"), pursuant to which Triton has taken control of the Company and the Company has divested itself of the Nurescell Technology, as described in more detail below.

         PRODUCT TESTING AND MARKETING. Since inception, the Company had spent approximately $475,000 on research and development activities with respect to the Nurescell Technology. Due to the pending consummation of the Restructure Agreement and the Company's financial condition, the Company ceased all product testing and marketing some time ago.

         INTELLECTUAL PROPERTY RIGHTS. All exiting patents for the Nurescell Technology have been transferred to ATI and AG pursuant to the Restructure Agreement.

         PERSONNEL. During the fiscal year ended March 31, 2004, the Company has had no employees, with the services of Lawrence Shatsoff (the Company's sole director and officer) being provided pursuant to a consulting agreement between Mr. Shatsoff, the Company and Triton. See "Item 11. Interest of Management and Others in Certain Transactions."

         THE RESTRUCTURE AGREEMENT. Pursuant to the Restructure Agreement, the Company transferred to ATI or AG all right, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and AG of all debts and other obligations owed to either of them by the Company, consisting primarily of a $1 million promissory note, plus interest, secured by the Nurescell Technology (among other things) and approximately $200,000 in short-term cash advances and payments made by ATI to or on behalf of the Company. In connection with the Restructure Agreement, most of the amounts owed under the Company's notes payable to Triton were converted into 1,067,111,062 shares of common stock of the Company, giving Triton a controlling interest in the Company.

         Following the transfer of the Nurescell Technology, the Company has essentially no assets. However, after that transfer, as well as certain conversions of outstanding debt into common stock by Triton and others, the Company has been left with only approximately $400,000 in liabilities. It is expected that those remaining liabilities that are still collectible by former vendors will either be converted into common stock, settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company (which is currently being investigated by Triton). As the transfer of the Nurescell Technology involved a transfer of assets in return for cancellation of certain indebtedness, the Company's stockholders received no payment as a result of that transfer and retained their equity interests in the Company following the consummation of the transaction. For accounting purposes, the Company treated the transfer of the Nurescell Technology as an exchange for the extinguishment of debt.

ITEM 7. DESCRIPTION OF PROPERTY.
--------------------------------

         The Company now operates out of the home of Lawrence Shatsoff at no charge. Due to its minimal level of operations, the Company expects that this arrangement will be sufficient for its executive offices for the foreseeable future.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.
----------------------------------------------------------------

         Set forth below is information regarding the sole director and officer of the Company. The Company has no employees.

          Name                      Age                 Positions
          ----                      ---                 ---------

     Lawrence Shatsoff              50           President, Chief Financial
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

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.
-----------------------------------------------

         EXECUTIVE COMPENSATION. The following table sets out the compensation paid on a cash basis during the fiscal year ended March 31, 2004 to (i) each of the Company's three highest paid officers or directors and (ii) the Company's officers and directors as a group:

Name or Identity of Group            Title                          Compensation
-------------------------            -----                          ------------

  Lawrence Shatsoff           President, Secretary, Chief
                              Financial Officer and Director (1)     $31,000 (1)

(1) Has occupied the positions shown since March 21, 2003. Mr. Shatsoff is not an employee of the Company but receives compensation for his services pursuant to a consulting agreement with the Company and Triton. See "Item 11. Interest of Management and Others in Certain Transactions."

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

         As of March 31, 2004, no options were outstanding under the Option Plan. The aggregate number of shares of common stock deliverable upon the exercise of all options granted under the Option Plan cannot exceed 360,000 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's common stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

         There is no maximum or minimum number of shares that may be subject to options granted to any one individual under the Option Plan. The exercise price of the stock covered by each option is determined at the time of grant; provided, however, that (i) as to incentive stock options, such exercise price will not be less than an amount equal to 100% of the "fair value" of the stock (as determined pursuant to the Option Plan) on the date the option is granted (110% for options granted to persons who hold 10% or more of the Company's common stock) and (ii) as to all other options, such exercise price will not be less than an amount equal to 85% of the fair value of the stock on the date the option is granted. Subject to the express provisions of the Option Plan, the terms of each option granted under the Option Plan, including the exercise price, manner of exercise, vesting and duration of each option, shall be as specified in the applicable option agreement between the Company and the option holder.

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

         STOCK COMPENSATION PLAN. On July 21, 2003, the Board of Directors of the Company adopted the 2003 Stock Compensation Plan (the "Plan"). Pursuant to the Plan, the Company can offer up to 80,000,000 shares of its common stock to those officers, directors, employees and consultants (including attorneys who provide legal services to the Company) who have agreed to accept such shares in lieu of a cash payment for services previously rendered or to be rendered. Such shares are not subject to any resale restrictions. As of March 31, 2004, a total of 74,745,862 shares have been issued under the Plan.

         In the event of any merger, reorganization, consolidation, recapitalization, dividend (other than a cash dividend), stock split, reverse stock split, or other change in corporate structure affecting the Company's common stock, such substitution or adjustment shall be made in the aggregate number of shares of common stock reserved for issuance under the Plan as may be determined to be appropriate by the Company's President in order to prevent dilution or enlargement of rights.

         The Company's President determines (i) the eligible persons to whom and the time or times at which common stock shall be issued under the Plan, (ii) the number of shares of common stock to be issued to each participant, (iii) the amount to be paid for such shares by each participant (based on services rendered or to be rendered) and (iv) all other terms and conditions of such issuance, to the extent consistent with the Plan. Each participant enters into an agreement specifying the foregoing (to the extent applicable) with respect to each issuance of common stock to such participant. Payment for common stock is only in the form of forgiveness of amounts owed or to be owed by the Company for services rendered or to be rendered, and no participant is required or permitted to pay cash for the issuance of common stock.

         The Company's Board of Directors may at any time, and from time-to-time, waive, amend, suspend or eliminate any of the provisions of the Plan, but no waiver, amendment, suspension or elimination will be made which would impair the rights of a participant under any agreement previously entered into without the consent of such participant.

         Unless terminated earlier by the Company's Board of Directors, the Plan will continue in effect until such time as all shares of common stock allocated to the Plan have been issued.

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

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.
-----------------------------------------------------------------------

         COMMON STOCK. The following table sets forth the record ownership of the Company's common stock (the Company's only class of voting stock) as of June 22, 2004 as to (i) each person or entity who owns more than 10% of the Company's common stock, (ii) each person named in the table appearing in "Item 9.

Remuneration of Directors and Officers" and (iii) all officers and directors of the Company as a group:

Name and Address of Owner                 Number of Shares Owned (1)        Percent of Class (2)
-------------------------                 --------------------------        --------------------
Triton Private Equities Fund, L.P.            1,097,134,705 (3)                    92.4%
225 N. Market St., Suite 333
Wichita, Kansas  67202

Lawrence Shatsoff                                     -0- (3)                       N/A
P.O. Box 116
North Haven, Connecticut  06473

All officers and directors                            -0-(3)                        N/A
as a group (one person)

(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to community property laws where applicable.

(2) Based on 1,187,916,949 shares of common stock outstanding, without taking into account any shares issuable upon the exercise of outstanding options, warrants or other rights.

(3) Does not include shares which can be obtained pursuant to the exercise of options, warrants and other stock acquisition rights, as described in the table below.

   The Company has no class of non-voting securities presently outstanding.

         OPTIONS, WARRANTS AND OTHER RIGHTS. The following table sets forth the options, warrants and other rights to acquire securities of the Company which were held as of March 31, 2004 by (i) each person or entity who owns more than 10% of the Company's common stock, (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers," where the total market value of securities obtainable by such person under all outstanding options exceeds $10,000, and (iii) all officers and directors of the Company as a group:

                                        Title and Amount of
                                        Common Stock Called
                                       For by Options, Warrants                    Date of
Name of Holder                            And Other Rights       Exercise Price    Exercise
--------------                            ----------------       --------------    ---------

Triton Private Equities Fund, L.P.        48,357,489(1)               (1)              (1)

Lawrence Shatsoff                              (2)                    (2)              (2)

All officers and directors
as a group (one person)                        (2)                    (2)              (2)

(1) As of March 31, 2004, Triton had loaned to the Company or provided for its benefit $224,856 for operating expenses (the "Operating Loans"). As of that date, the Operating Loans, together with accrued interest, were convertible into up to 48,357,489 shares of common stock based on a conversion amount which varies based on a percentage of a specified average closing bid price of the common stock during a specified period prior to the conversion date.

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

         Triton, ATI (which was formerly a significant shareholder of the Company) and AG are all parties to the Restructure Agreement described above in "Item 6. Description of Business."

         Triton has loaned to the Company, or provided for its benefit, the Operating Loans, such amounts to be repaid by the Company under the terms of a Convertible Promissory Note dated March 21, 2003. The Operating Loans, together with accrued interest, are convertible into shares of the Company's common stock at a rate based on a conversion amount which varies based on a percentage of a specified average closing bid price of the common stock during a specified period prior to the conversion date, resulting in up to 48,357,489 shares of common stock being issuable to Triton as a result of the Operating Loans as of March 31, 2004.

         As of April 1, 2003, the Company, Triton and Lawrence Shatsoff entered into a Consulting Agreement pursuant to which Mr. Shatsoff is acting as an officer and director of the Company. For his services, Mr. Shatsoff is paid $3,000 per month and is entitled to receive shares of the Company's common stock in an amount to be determined by mutual agreement between the Company, Triton and Mr. Shatsoff. The agreement is terminable by the Company at any time, with or without cause, on no more than 30 days prior notice.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.
---------------------------------------------------------------------------

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol "NUSL." The following table sets forth the quarterly high and low bids for the Company's common stock as reported by the OTC Bulletin Board for the past two fiscal years:

        Fiscal Year 2003                                      High*       Low*
        ----------------                                      -----       ----
        First quarter ....................................... $0.045     $0.009
        Second quarter ...................................... $0.015     $0.001
        Third quarter ....................................... $0.001     $0.001
        Fourth quarter ...................................... $0.001     $0.001

         Fiscal Year 2004
        ----------------
        First quarter ....................................... $0.005     $0.001
        Second quarter ...................................... $0.007     $0.001
        Third quarter ....................................... $0.009     $0.001
        Fourth quarter ...................................... $0.03      $0.001

* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         The Company has not paid any cash dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in its business. As of June 22, 2004, the number of record holders of the Company's common stock was approximately 300.

         For information regarding shares of common stock authorized for issuance under the Company's equity compensation plans, see "Item 9. Remuneration of Directors and Officers - Stock Option Plan" and "- Stock Compensation Plan" and "Item 10. Security Ownership of Management and Certain Security Holders - Options, Warrants and Other Rights."

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 2004.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
-----------------------------------------------------------

         Section 16 of the Securities Exchange Act requires that officers and directors of the Company, as well as those persons who beneficially own more than 10% of the outstanding common stock of the Company, file reports of security ownership and changes in such ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission within specified time periods. Based solely on a review of copies of such reports furnished to the Company, the Company believes that during the year ended March 31, 2004, such filing requirements were complied with by its officers, directors and applicable stockholders.

ITEM 6. REPORTS ON FORM 8-K.
----------------------------

         One report on Form 8-K was filed during the Company's fiscal quarter ended March 31, 2004. Such report is dated January 21, 2004 and provided disclosure under Item 2 regarding completion of the transactions under the Restructure Agreement. Financial statements under Item 7 were required to be filed with such report, consisting of a pro forma balance sheet which shows the pro forma effects of the transfer of the Nurescell Technology and completion of the Restructure Agreement.

ITEM 7. PRINCIPAL ACCOUNTANT FEES AND SERVICES
----------------------------------------------

                                                       Years Ended December 31,
                                                       -------------------------
                                                          2003          2002
                                                       -----------   -----------

Audit fees                                             $    39,500   $    39,000

Audit related fees                                     $        --   $        --

Tax fees (1)                                           $     5,775   $        --

All other fees (2)                                     $     9,787   $     5,000

(1)  Preparation of corporate tax returns.
(2)  Review of registration statement filings.

                                    PART F/S

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

BALANCE SHEET                                                                F-2
  At March 31, 2004

STATEMENTS OF OPERATIONS                                                     F-3
  For the Years Ended March 31, 2004 and 2003
  For the Period from Inception (May 12, 1998) to March 31, 2004

STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                 F-4 - F-7
  For the Period from Inception (May 12, 1998) to March 31, 2004

STATEMENTS OF CASH FLOWS                                               F-8 - F-9
  For the Years Ended March 31, 2004 and 2003
  For the Period from Inception (May 12, 1998) to March 31, 2004

NOTES TO FINANCIAL STATEMENTS                                        F-10 - F-22

To the Board of Directors and Stockholders
Nurescell Inc.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

We have audited the accompanying balance sheet of Nurescell Inc. (a development stage company) (the "Company") as of March 31, 2004, and the related statements of operations, stockholders' deficiency and cash flows for the years ended March 31, 2004 and 2003 and for the period from inception (May 12, 1998) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan And perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nurescell Inc. (a development stage company) as of March 31, 2004 and 2003, and the results of its operations, changes in stockholders' deficiency and cash flows for the years then ended and for the period from inception (May 12, 1998) to March 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations since inception and, as of March 31, 2004, had a deficit accumulated during the development stage of $11,361,465 and a working capital deficit of $391,791 . As discussed further in Note 1 to the financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /S/ MARCUM & KLIEGMAN LLP


New York, New York
June 15, 2004


                                      NURESCELL INC.
                           (A Company in the Development Stage)

                                      BALANCE SHEET

                                      MARCH 31, 2004

                                          ASSETS
                                          ------
CURRENT ASSETS:

 Cash                                                                       $      3,682
                                                                            -------------
       TOTAL ASSETS                                                         $      3,682
                                                                            =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        ----------------------------------------

CURRENT LIABILITIES:

    Accounts payable                                                        $    135,552
    Accrued expenses                                                              21,034
    Note payable and accrued interest - related party                            238,887
                                                                            -------------
          TOTAL CURRENT LIABILITIES                                              395,473
                                                                            -------------
  STOCKHOLDERS' DEFICIENCY:
    Preferred stock - $0.0001 par value; 1,000,000 shares
      authorized; -0- shares issued and outstanding                                   --
    Common stock - $0.0001 par value; 2,000,000,000 shares
      authorized; 1,187,927,162 shares issued and 1,187,916,949
      shares outstanding                                                         118,793
    Additional paid-in capital                                                10,880,881
    Treasury stock, at cost - 10,213 shares                                      (30,000)
    Deficit accumulated during the development stage                         (11,361,465)
                                                                            -------------
          TOTAL STOCKHOLDERS' DEFICIENCY                                        (391,791)
                                                                            -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $      3,682
                                                                            =============


       The accompanying notes are an integral part of these financial statements.



                                     NURESCELL INC.
                          (A Company in the Development Stage)

                                STATEMENTS OF OPERATIONS

                                        For the Years Ended              For the Period
                                             March 31,                  from May 12, 1998
                                   -----------------------------       (Date of Inception)
                                       2004             2003            to March 31, 2004
                                   ------------     ------------        -----------------
SALES                              $         --     $         --          $         --
                                   ------------     ------------          ------------

OPERATING EXPENSES:
  Bad debts                                  --           25,000                33,700
  General and administrative            170,117           51,326               321,127
                                   ------------     ------------          ------------
    TOTAL OPERATING EXPENSES            170,117           76,326               354,827
                                   ------------     ------------          ------------
LOSS FROM OPERATIONS                   (170,117)         (76,326)             (354,827)
                                   ------------     ------------          ------------

INTEREST EXPENSE                        (14,343)          (8,313)              (30,579)
                                   ------------     ------------          ------------

LOSS FROM CONTINUING OPERATIONS        (184,460)         (84,639)             (385,406)

LOSS FROM DISCONTINUED
     OPERATIONS                        (281,096)        (364,689)          (10,976,059)
                                   ------------     ------------          ------------
NET LOSS                           $   (465,556)    $   (449,328)         $(11,361,465)
                                   ============     ============          ============

BASIC AND DILUTED LOSS PER SHARE:
  Continuing operations            $      0.00    $       (0.01)
  Discontinued operations                 0.00            (0.02)
                                   ------------     ------------
      NET LOSS PER SHARE           $      0.00    $       (0.03)
                                   ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic and diluted               136,793,117       16,892,156
                                   ============     ============




       The accompanying notes are an integral part of these financial statements.

                                           NURESCELL INC.
                                (A Company in the Development Stage)

                               STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                   FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO MARCH 31, 2004

                                                    Common Stock          Additional       Stock
                                             --------------------------    Paid-in      Subscription
                                                Shares        Amount       Capital       Receivable
                                             ------------  ------------  ------------   ------------
 Issuance of common stock
   Cash - Founding Shareholders
    (May and June 1998 at $.001 per share)      2,500,000  $        250  $      2,250   $         --
   Purchase of Technology
    (June 1998 at $.0001)                      10,000,000         1,000        (1,000)            --
   Cash - $1.00 per share (August 1998)           498,000            50       497,950             --
   Cash - $5.00 per share, net of
     issuance cost (September 1998)                79,000             8       349,992             --
   Common stock subscriptions                       5,000            --        25,000             --
 Fair value of options granted                         --            --        30,000             --
 Net loss, as restated for March 31, 1999              --            --            --             --
                                             ------------  ------------  ------------   ------------
 BALANCE, MARCH 31, 1999                       13,082,000         1,308       904,192             --

 Issuance of common stock
   Consulting/other services (May 1999
     through December 1999 at
     $1.12 - $3.51 per share)                     692,000            69     1,591,138             --
   Exercise of stock options
     (October 1999 at $.50 per share)             120,000            12        59,988             --
   Exercise of stock options
     (January 2000 at $1.00 per share)             15,000             2        14,998             --
   Exercise of stock options
     (March 2000 at $2.00 per share)               10,000             1        19,999             --
   Settlement of related party accruals
     (January 2000 at $2.13 per share)            524,226            52     1,113,928             --
   Award to directors and officers
     (January 2000 at $2.13 per share)            734,562            74     1,560,870             --
   Cash (April 1999 at $5.00)                      14,000             1        69,999             --
   Purchase of 10,213 shares of
     treasury stock at $2.94 per share                 --            --            --             --
 Fair value of options granted                         --            --       691,756             --
 Fair value of warrants granted                        --            --       102,696             --
 Net loss                                              --            --            --             --
                                             ------------  ------------  ------------   ------------
 BALANCE, MARCH 31, 2000                       15,191,788  $      1,519  $  6,129,564   $         --
                                             ============  ============  ============   ============


             The accompanying notes are an integral part of these financial statements.


                                            NURESCELL INC.
                                 (A Company in the Development Stage)

                                STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                    FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO MARCH 31, 2004

                                                     Common Stock          Additional       Stock
                                               ------------------------     Paid-in      Subscription
                                                  Shares        Amount      Capital       Receivable
                                               ------------  ------------  ------------  ------------
  BALANCE, MARCH 31, 2000                        15,191,788  $      1,519  $  6,129,564  $         --

  Issuance of common stock
    Exercise of stock options (May 2000
      at $1.00 per share)                             7,500             1         7,499            --
    Exercise of stock options (June 2000
      at $0.25 per share)                           100,000            10        24,990       (25,000)
    Settlement of lawsuit (August 2000
      at $1.03 per share)                            34,000             3        35,058            --
    Settlement of lawsuit (February 2001
      at $0.34 per share)                            50,000             5        17,185            --
    Conversion of debt (August 2000 at
      $0.53 per share)                              250,000            25       132,475            --
    Conversion of debt (January 2001 at
      $0.30 per share)                              336,950            34       100,000            --
    To employee (August 2000 at $0.62
      per share)                                    100,000            10        62,490            --
  Fair value of options and warrants granted             --            --       158,890            --
  Net loss                                               --            --            --            --
                                               ------------  ------------  ------------  ------------
  BALANCE, MARCH 31, 2001                        16,070,238         1,607     6,668,151       (25,000)

  Net loss                                               --            --            --            --
                                               ------------  ------------  ------------  ------------
  BALANCE, MARCH 31, 2002                        16,070,238         1,607     6,668,151       (25,000)

  Conversion of debt (March 2003 at
      $0.001 per share)                          30,000,000         3,000        27,000            --
  Write-off of stock subscription receivable             --            --            --        25,000

  Net loss                                               --            --            --            --
                                               ------------  ------------  ------------  ------------
  BALANCE, MARCH 31, 2003                        46,070,238  $      4,607  $  6,695,151  $         --
                                               ============  ============  ============  ============

  Accounts payable and accrued expenses
    Satisfied by issuance of common stock
    (March 2004 at .01 per share)                74,745,862  $      7,475  $    739,984  $         --

  Conversion of debt (March 2004 at
       $.00126666 per share)                  1,067,111,062       106,711     1,244,962            --

  Forgiveness of debt related parties
       March 2004                                        --            --       391,597            --

  Exchange of debt to related party for
    Nurescell Technology                                 --            --     1,359,187            --

  Related party unearned revenue in connection
    with Restructure Agreement                           --            --       450,000            --

  Net Loss                                               --            --            --            --
                                              -------------  ------------  ------------  ------------
  BALANCE, MARCH 31, 2004                     1,187,927,162  $    118,793  $ 10,880,881  $         --
                                              =============  ============  ============  ============


             The accompanying notes are an integral part of these financial statements.

                                            NURESCELL INC.
                                 (A Company in the Development Stage)

                                STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                    FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO MARCH 31, 2004

                                                               Treasury    Accumulated
                                                                Stock        Deficit        Total
                                                             ------------  ------------  ------------
  Issuance of common stock
    Cash - Founding Shareholders
     (May and June 1998 at $.001 per share)                  $         --  $         --  $      2,500
    Purchase of Technology
     (June 1998 at $.0001)                                             --            --            --
    Cash - $1.00 per share (August 1998)                               --            --       498,000
    Cash - $5.00 per share, net of
      issuance cost (September 1998)                                   --            --       350,000
    Common stock subscriptions                                         --            --        25,000
  Fair value of options granted                                        --            --        30,000
  Net loss, as restated for March 31, 1999                             --      (674,526)     (674,526)
                                                             ------------  ------------  ------------
  BALANCE, MARCH 31, 1999                                              --      (674,526)      230,974

  Issuance of common stock
    Consulting/other services (May 1999
      through December 1999 at
      $1.12 - $3.51 per share)                                         --            --     1,591,207
    Exercise of stock options
      (October 1999 at $.50 per share)                                 --            --        60,000
    Exercise of stock options
      (January 2000 at $1.00 per share)                                --            --        15,000
    Exercise of stock options
      (March 2000 at $2.00 per share)                                  --            --        20,000
    Settlement of related party accruals
      (January 2000 at $2.13 per share)                                --            --     1,113,980
    Award to directors and officers
      (January 2000 at $2.13 per share)                                --            --     1,560,944
    Cash (April 1999 at $5.00)                                         --            --        70,000
    Purchase of 10,213 shares of
      treasury stock at $2.94 per share                           (30,000)           --       (30,000)
  Fair value of options granted                                        --            --       691,756
  Fair value of warrants granted                                       --            --       102,696
  Net loss                                                             --    (6,416,192)   (6,416,192)
                                                             ------------  ------------  ------------
  BALANCE, MARCH 31, 2000                                    $    (30,000) $ (7,090,718) $   (989,635)
                                                             ============  ============  ============




             The accompanying notes are an integral part of these financial statements.

                                              NURESCELL INC.
                                   (A Company in the Development Stage)

                                  STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                      FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO MARCH 31, 2004

                                                                Treasury      Accumulated
                                                                 Stock          Deficit         Total
                                                             ------------    ------------    ------------
 BALANCE, MARCH 31, 2000                                     $    (30,000)   $ (7,090,718)   $   (989,635)

 Issuance of common stock
   Exercise of stock options (May 2000
     at $1.00 per share)                                               --              --           7,500
   Exercise of stock options (June 2000
     at $0.25 per share)                                               --              --              --
   Settlement of lawsuit (August 2000
     at $1.03 per share)                                               --              --          35,061
   Settlement of lawsuit (February 2001
     at $0.34 per share)                                               --              --          17,190
   Conversion of debt (August 2000 at
     $0.53 per share)                                                  --              --         132,500
   Conversion of debt (January 2001 at
     $0.30 per share)                                                  --              --         100,034
   To employee (August 2000 at $0.62
     per share)                                                        --              --          62,500
 Fair value of options and warrants granted                            --              --         158,890
 Net loss                                                              --      (1,037,792)     (1,037,792)
                                                             ------------    ------------    ------------
 BALANCE, MARCH 31, 2001                                          (30,000)     (8,128,510)     (1,513,752)

 Net loss                                                              --      (2,318,071)     (2,318,071)
                                                             ------------    ------------    ------------
 BALANCE, MARCH 31, 2002                                          (30,000)    (10,446,581)     (3,831,823)

 Conversion of debt (March 2003 at
     $0.001 per share)                                                 --              --          30,000
 Write-off of stock subscription receivable                            --              --          25,000

 Net loss                                                              --        (449,328)       (449,328)
                                                             ------------    ------------    ------------
 BALANCE, MARCH 31, 2003                                     $    (30,000)   $(10,895,909)   $ (4,226,151)
                                                             ============    ============    ============

 Accounts payable and accrued expenses
   Satisfied by issuance of common stock
   (March 2004 at .01 per share)                             $         --    $         --    $    747,459

 Conversion of debt (March 2004 at
      $.00126666 per share)                                            --              --       1,351,673

 Forgiveness of debt related parties
      March 2004                                                       --              --         391,597

 Exchange of debt to related party for
   Nurescell Technology                                                --              --       1,359,187

 Related party unearned revenue in connection
   with Restructure Agreement                                          --              --         450,000

 Net loss                                                              --        (465,556)       (465,556)
                                                             ------------    ------------    ------------
 BALANCE, MARCH 31, 2004                                     $    (30,000)   $(11,361,465)   $   (391,791)
                                                             ============    ============    ============



                The accompanying notes are an integral part of these financial statements.

                                              NURESCELL INC.
                                   (A Company in the Development Stage)

                                         STATEMENTS OF CASH FLOWS

                                                                                            For the Period
                                                                For the Years Ended         from Inception
                                                                      March 31,             (May 12, 1998)
                                                            -----------------------------    to March 31,
                                                                2004            2003             2004
                                                            -------------   -------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $    (465,556)  $    (449,328)  $ (11,361,465)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                    --          15,427          60,145
       Bad debts                                                       --          25,000          33,700
       Inventory write-down                                            --          10,022          64,537
       Write-off of intangible assets                                  --              --          87,944
       Amortization of discount on notes payable                       --              --         556,579
       Loss on abandonment of computer software                        --          32,248          39,026
       Issuance of stock for services                                  --              --       4,380,882
       Fair value of options and warrants                              --              --         880,646
       Gain on conversion of debt                                      --              --        (280,000)
   Changes in operating assets and liabilities:
       Accounts receivable - related party                             --              --          (8,700)
       Inventory                                                       --              --         (64,537)
       Prepaid expenses                                                --              --              --
       Accounts payable                                            27,381          39,355         323,780
       Accrued expenses                                           250,110         490,855       1,790,965
       Accrued termination fee                                         --             --        1,000,000
       Unearned income                                                 --        (200,000)        450,000

                                                            -------------   -------------   -------------
       NET CASH USED IN OPERATING ACTIVITIES                     (188,065)        (36,421)     (2,046,498)
                                                            -------------   -------------   -------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 --              --         (99,171)
   Acquisition of intangibles                                          --              --         (87,944)
                                                            -------------   -------------   -------------
       NET CASH USED IN INVESTING ACTIVITIES                           --              --        (187,115)
                                                            -------------   -------------   -------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   (Repayment of) proceeds from overdraft                              --            (849)             --
   Proceeds from sale of common stock                                  --              --       1,018,000
   Prepaid financing costs                                             --              --         (96,349)
   Proceeds from stockholder and former officers
     loans-net                                                         --          42,395         254,022
   Proceeds from issuance of convertible notes                    186,622              --       1,061,622
                                                            -------------   -------------   -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                   186,622          41,546       2,237,295
                                                            -------------   -------------   -------------
 INCREASE (DECREASE) IN CASH                                       (1,443)          5,125           3,682
 CASH - BEGINNING OF YEAR                                           5,125              --              --
                                                            -------------   -------------   -------------
 CASH - END OF YEAR                                          $      3,682     $     5,125     $     3,682
                                                            =============   =============   =============



                The accompanying notes are an integral part of these financial statements.


                                         NURESCELL INC.
                              (A Company in the Development Stage)

                                    STATEMENTS OF CASH FLOWS


                                                                                   For the Period
                                                       For the Years Ended         from Inception
                                                             March 31,             (May 12, 1998)
                                                   -----------------------------    to March 31,
                                                       2004            2003            2004
                                                   -------------   -------------   -------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 --------------------------------------------------

   Cash paid during the year for:

     Interest                                      $          --   $          --   $       7,359
                                                   =============   =============   =============
     Income taxes                                  $          --   $          --   $       1,600
                                                   =============   =============   =============

   Non-Cash Investing and Financing Activities:

     Accounts payable and accrued expenses
       satisfied by issuance of common stock
                                                   $     747,459   $          --   $     747,459
                                                   =============   =============   =============

     Conversion of debt                            $   1,351,673   $      30,000   $   1,381,673
                                                   =============   =============   =============

     Forgiveness of debt related parties
       March 2004                                  $     391,597   $          --   $     391,597
                                                   =============   =============   =============
     Exchange of debt to related party for
       Nurescell Technology                        $   1,359,187   $          --   $   1,359,187
                                                   =============   =============   =============

    Related party unearned revenue in connection
       with Restructure Agreement                 $     450,000   $          --    $     450,000
                                                  =============   =============    =============


           The accompanying notes are an integral part of these financial statements.


                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

Nurescell Inc. (the "Company") is a development stage company that was formed in 1998 for the purpose of developing and commercially exploiting a radiation shielding technology (the "Nurescell Technology") for use by the nuclear power industry and others producing, handling or storing radioactive materials. To date, the Company has failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company has been forced to reduce its operations to a minimal level. On January 21, 2004, the Company completed a Restructure Agreement (the "Restructure Agreement") with Triton Private Equities Fund, L.P. ("Triton"), Advanced Technology Industries, Inc. ("ATI") (a related party) and ATI's subsidiary, ATI Nuklear AG ("AG"), pursuant to which Triton has taken control of the Company and the Company has divested itself of the Nurescell Technology.

Under the Restructure Agreement, effective January 21, 2004, the Company transferred to ATI or AG all rights, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and AG of all debts and other obligations owed to either of them by the Company (the "ATI Obligations"), consisting primarily of a $1 million promissory note, plus interest, secured by the Nurescell Technology (among other things) and approximately $200,000 in short-term cash advances and payments made by ATI to or on behalf of the Company. The agreement also resulted in conversion of most of the Company's notes payable to Triton, which gave Triton a controlling interest in the Company.

Following the transfer of the Nurescell Technology, the Company has essentially no assets. However, the Company is left with only $395,473 in liabilities that are still collectible by former vendors. It is expected that those remaining liabilities will either be converted into common stock, settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company (which is currently being investigated by Triton).

The transfer of the Nurescell Technology for the debt did not result in a gain or loss for this extinguishment transaction in the Company's financial statements. Accounting Principles Board Opinion ("APB") No. 26 provides that extinguishment transactions between related parties are a capital transaction. Any difference between the historical carrying value of the technology asset and the debt extinguished has been reflected through additional paid-in-capital.

As part of the Restructure Agreement, the remaining unearned revenue on the license agreement with AG did not result in a gain or loss, but the remaining amount has been reflected through additional paid-in capital.

As a result of this Restructure Agreement, the operations of the Company were classified as a discontinued operation (Note 12).

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company is in the development stage and has incurred losses from operations since inception. As of March 31, 2004, the Company had an accumulated deficit since inception of $11,361,465. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

Management's business plan will require additional financing. To support its operations during the year ended March 31, 2004, the Company borrowed monies from Triton in the amount of $186,622.

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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred. The amount charged to research and development for the years ended March 31, 2004 and 2003 approximated $-0- and $-0-, respectively, and is reflected in loss from discontinued operations in the accompanying statements of operations.

Net Loss Per Common Share
-------------------------

Basic Earnings (Loss) Per Share ("EPS") is calculated by dividing income or loss available to common stockholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back
(a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

Fair Value of Financial Instruments
-----------------------------------

The reported carrying amount of the Company's cash, accounts payable, accrued expenses and notes payable to a related party approximates the estimated fair values due to the short-term maturities of those financial instruments.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Similar Equity Instruments
--------------------------------------------

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure"' which amended SFAS N0. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock- based employee compensation:

                                                         For the Year Ended
                                                             March 31,
                                                          2004         2003
                                                     ---------------------------

Net loss attributable to common shareholders
 As reported                                         $  (465,556)   $  (449,328)
 Less:  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards                                       --             --
                                                     ------------   ------------
 Pro forma                                           $  (465,556)   $  (449,328)
                                                     ============   ============
Basic and diluted net loss per share
 As reported
        Continuing operations                        $      0.00    $     (0.01)
        Discontinued operations                             0.00          (0.02)
                                                     ------------   ------------
 Net loss per share                                  $      0.00    $     (0.03)
                                                     ============   ============
 Pro forma
        Continuing operations                        $      0.00    $     (0.01)
        Discontinued operations                             0.00          (0.02)
                                                     ------------   ------------
 Net loss per share                                  $      0.00    $     (0.03)
                                                     ============   ============

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements and Adoption of New Policies
-------------------------------------------------------------

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

During the quarter ending March 31, 2003, the Company wrote-off its remaining property and equipment in the amount of $32,248 due to abandonment by the Company. However, before abandoning of such assets, depreciation expense for the year ended March 31, 2003 amounted to $15,427. Such amounts are reflected in discontinued operations in the statements of operations.

NOTE 4 - NOTES PAYABLE AND ADVANCES - ATI (Related Party)

In 2001, the Company executed a $1 million secured promissory note payable to ATI or AG (formerly known as Nurescell AG) bearing interest at 8% per annum, with principal and interest to be paid in 32 equal monthly payments of $34,805 each, beginning on November 30, 2001. Any remaining principal balance and accrued interest was due and payable on September 30, 2004. The note was secured by (i) 15,000,000 shares of the Company's common stock,(ii) a first priority security interest in the Company's technology and (iii) all royalties due to AG. The Company did not make scheduled monthly payments and had been in default as to the principal and interest payments (see Note 11). In addition, ATI made advances to the Company of $174,310. These advances were non- interest bearing and were due on demand.

In January 2004, the Company, pursuant to the Restructure Agreement, exchanged the Nurescell Technology for forgiveness of the note payable to AG and the related accrued interest of $184,877 and the advances of $174,310, collectively $1,359,187.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES PAYABLE - Triton (Related Party)

On December 15, 1999 and February 8, 2000, respectively, the Company signed convertible promissory notes to Triton, each with a face value of $385,000 and bearing interest at 8% per annum ("December Note" and "February Note"). Interest for the December and February Notes was due quarterly beginning March 31, 2000 and June 30, 2000, respectively. The Company was also liable for certain penalties due to a breach of a registration rights agreement in connection with the notes. Total penalties accrued amounted to $550,038.

Interest on the notes could be paid in shares of the Company's common stock at the discretion of the Company, as defined in the agreement. The notes became due and payable on December 1, 2001. The holder of the notes could convert them into shares of the Company's common stock at its option, at any time at a conversion price for each share of common stock equal to the lesser of (a) one hundred twenty-five percent (125%) of the closing price of the Company's common stock at the date of the note or (b) 95% of the average of the three lowest bid prices of the Company's common stock for twenty trading days prior to the conversion date.

On March 21, 2003, pursuant to the Restructure Agreement, Triton converted $30,000 in principal amount of the December Note into 30,000,000 shares of common stock at the price of $.001 per share, thus giving Triton approximately 65% of the Company's outstanding common stock and voting control over the Company.

On March 2, 2004, pursuant to the Restructure Agreement, Triton converted all $690,000 in remaining principal amount of the December and February Notes and the related interest and penalties totaling $661,673 into 1,067,111,062 shares of common stock at the price of $.00126666 per share, thus giving Triton approximately 92% of the Company's outstanding common stock and additional voting control over the Company. The amount converted to equity was deemed as payment in full for all additional outstanding balances owed to Triton under those notes. The value of the accrued interest and penalties converted was less than the total accrual on the Company's books. The forgiveness of debt in the amount of $270,356 was recorded as a credit to additional paid-in capital.

On March 21, 2003, the Company entered into a new convertible promissory note with Triton calling for interest at 10% per annum on all monies advanced to the Company. The aggregate principal amount, plus all accrued interest, is payable thirty days after the Company receives written notice from Triton. The note entitles Triton to convert, at its option and at any time, all or any portion of the aggregate principal amount, and accrued interest, into common stock of the Company at a conversion price which varies based on a percentage of a specified average closing bid price of the common stock during a specified period prior to the conversion date. As of March 31, 2004, the principal and accrued interest on the note was $238,887.

NOTE 6 - ACCRUED EXPENSES

        Accrued expenses consist of the following at March 31, 2004:


           Accrued payroll taxes                         $     5,476
           Other advances                                     15,558
                                                         -----------
                                                         $    21,034
                                                         ===========

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - DUE TO STOCKHOLDERS AND FORMER OFFICERS

Due to stockholders and former officers consisted of a $63,877 cash advance from Mr. Adrian Joseph, a stockholder and former officer of the Company, payable on demand, and bearing interest at 10% per annum. There was also a cash advance of $15,835 from Mr. James Samuelson, a former officer and director of the Company. That advance was non-interest bearing and was payable on demand. On March 2, 2004, pursuant to individual agreements, the Company converted the above advances into shares of common stock in full satisfaction of the debt. A total of 34,233,500 shares of common stock were issued during the year ended March 31, 2004, in settlement of the advances and other accrued expenses to Mr. Adrian Joseph and Mr. James Samuelson.

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

Triton converted a portion of the December Note on January 9, 2001 into 336,950 shares of common stock of the Company with a fair market value of approximately $0.30 per share.

On February 20, 2001, the Company settled a lawsuit by issuing 50,000 shares of its common stock with a fair market value of approximately $0.34 per share.

On March 21, 2003 pursuant to the Restructure Agreement, Triton converted $30,000 in principal amount of the December Note into 30,000,000 shares of common stock at the price of $.001 per share, thus giving Triton approximately 65% of the Company's outstanding common stock and voting control over the Company.

In January 2004, pursuant to the Restructure Agreement, ATI, a related party, exchanged its non- interest bearing cash advances of $174,310 and a note of $1,000,000 in principal and the related accrued interest of $184,877 for all rights, title and interest in and to the Nurescell Technology. The Company recorded this cancellation of debt and other obligations from the related party as a contribution to paid-in capital in the amount of $1,359,187 in accordance with APB No. 26.

On March 2, 2004, pursuant to the Restructure Agreement, Triton converted all $690,000 in remaining principal amount of the December and February Notes and the related accrued interest and penalties totaling $661,673 into 1,067,111,062 shares of common stock at the price of $.00126666 per share, thus giving Triton approximately 92% of the Company's outstanding common stock and additional voting control over the Company. The amount converted to equity was deemed as payment in full for all additional outstanding balances owed to Triton under those notes. The value of the accrued interest and penalties converted was less than the total accrual on the Company's books. The excess balance in the amount of $270,356 was recorded as additional paid-in capital from forgiveness of debt.

On March 2, 2004, pursuant to individual agreements, the Company converted $747,459 in accrued liabilities into 74,745,862 shares of common stock at the price of $.01 per share. Certain debt holders agreed to base their conversion calculation on an amount less than the total value owed to them. In those instances, the debt holder agreed to waive any remaining debt in excess of the amount calculated. The forgiveness of debt from related parties resulted in an additional credit to additional paid-in capital of $121,241.

Stock Options
-------------

The Company has a Non-Qualified Stock Option Plan (the "Plan") whereby the Company may grant options to directors, officers, employees or consultants to purchase the Company's common stock at the fair market value at the time of grant. The aggregate number of the Company's common shares which may be granted under the Plan is 360,000 shares.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK (Continued)

Stock Options - Continued
-------------

The following is a summary of Plan and non-Plan stock options activity through March 31, 2004:

                                                                   Weighted
                                                                    Average
                                             Number of Shares       Prices
                                             ----------------   -------------

     Balance outstanding at March 31, 1999        484,000            $0.63
       Granted                                    661,000            $1.24
       Exercised                                 (145,000)           $0.66
       Expired                                       -                 -
                                                ----------           -----
     Balance outstanding at March 31, 2000      1,000,000            $1.03
       Granted                                    150,000            $0.83
       Exercised                                 (107,500)           $0.30
       Expired                                   (585,000)             -
                                                ----------           -----
     Balance outstanding at March 31, 2001        457,500            $1.46
       Granted                                       -                 -
       Exercised                                     -                 -
       Expired                                   (207,500)             -
                                                ----------           -----
     Balance outstanding at March 31, 2002        250,000            $1.64
       Granted                                       -                 -
       Exercised                                     -                 -
       Expired                                   (250,000)           (1.64)
                                                ----------          ------
     Balance outstanding at March 31, 2003           -              $  -
         Granted                                     -                 -
         Exercised                                   -                 -
         Expired                                     -                 -
                                                 ----------         -------
Balance outstanding at March 31, 2004                -                 -
                                                 ==========         =======

There is no plan currently to change or terminate the Plan due to the Restructure Agreement.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK (Continued)

Warrants
--------

The following is a summary of all warrants granted to stockholders, consultants and others to acquire the Company's common stock through March 31, 2004:

                                    Number of Shares
                                       Subject to         Exercise
                                        Warrants        Price Range
                                    ----------------  --------------

         Balance - April 1, 1999            98,000         $1.00
           Granted                         100,000    $2.25 - $4.00
           Exercised                          -             -
                                         ---------   ---------------
         Balance - March 31, 2000          198,000     $1.00 - $4.00
           Granted                            -              -
           Exercised                          -              -
           Expired                            -              -
                                         ---------   ----------------
         Balance - March 31, 2001          198,000     $0.50 - $4.00
           Granted                            -              -
           Exercised                          -              -
                                         ---------   ----------------
         Balance - March 31, 2002          198,000     $0.50 - $4.00
           Granted                            -              -
           Exercised                          -              -
           Expired                        (198,000)  $(0.50) - $(4.00)
                                         ---------   ----------------

         Balance - March 31, 2003             -              -
            Granted                           -              -
            Exercised                         -              -
            Expired                           -              -
                                         ---------       --------
          Balance - March 31, 2004            -          $   -
                                         =========       ========

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

           Convertible note payable (assumed conversion at March 31, 2004 at a conversion price of $0.00494)

           Total as of March 31, 2004                        48,357,489
                                                             ==========

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

During the years ended March 31, 2004 and 2003, no provision for taxes was required, except for minimum state franchise tax, since the Company has recorded valuation allowances against its net operating loss carryforwards for tax purposes.

For Federal income tax purposes, approximately $10,000,000 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2018-2013; however utilization may be subject to limitation upon ownership change, as defined by the Internal Revenue Code. If such a change should occur, the actual utilization of the Company's net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change.

No tax benefit has been reported in the accompanying financial statements, however, because of the uncertain realization of these benefits. Accordingly, at March 31, 2004, the $3,400,000 estimated tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount. Due to the change in control of the Company, utilization of this net operating loss carryforward is substantially limited.

NOTE 10 - COMMITMENTS

On April 1, 2003, the Company entered into a Consulting Agreement with Larry Shatsoff, d/b/a Business Analysis Group, LLC (the "Consultant"). The Consultant currently acts as the President, Secretary, Treasurer and sole director of the Company and performs all duties customarily required or expected in such capacities. As part of the consideration for this agreement, the Company pays $3,000 per month and will issue to the Consultant shares of common stock in an amount to be determined.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - ATI NUKLEAR AG (RELATED PARTY)

On August 22, 2000, the Company entered into a joint venture agreement with ATI to form AG. Pursuant to that agreement, AG was to be owned 51% by the Company and 49% by ATI. The Company's 51% interest in AG was acquired by it as additional consideration for granting the license to AG described below. ATI and the Company agreed to fund AG based on their respective ownership in AG. In addition, ATI agreed to advance the sum of $1,000,000 to AG in consideration for its 49% interest therein.

On August 22, 2000, the Company also entered into a licensing agreement (the "AG License"), whereby the Company granted to AG the exclusive right and license to market and sell the Nurescell Technology for a period of five years in a specified territory. The AG License provided for the payment of a license fee of $1,000,000. The Company recorded this transaction as unearned revenue and was recognizing the revenue over a five-year period (the term of the AG License).

Through March 31, 2003, $550,000 of revenue had been recognized and the remaining $450,000 was recorded through additional paid-in capital during the year ended March 31, 2004 as a result of the Restructure Agreement.

In January 2001, ATI acquired 3,500,000 shares of the Company's common stock in a private transaction. In April 2001, ATI acquired an additional 1,090,000 shares of the Company's common stock in another private transaction. Together, those transactions gave ATI approximately 29% of the Company's outstanding common stock at such time.

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

As of September 30, 2001, the Company, ATI and AG modified the Modification Agreement, the result of which was, among other things, (i) the Company was released from any and all past, present and future obligations, whether past due or otherwise, with respect to the funding of AG, (ii) the Company agreed that all payments required of AG, pursuant to the AG License (other than the 8% royalty payments), were deemed paid in full, (iii) the Convertible Note was cancelled and (iv) the Company executed a $1 million secured promissory note (the "Secured Promissory Note") payable to AG representing a termination fee.

In January 2004, pursuant to the Restructure Agreement, ATI, a related party, exchanged its non-interest bearing cash advances of $174,310 and its Secured Promissory Note and related interest for the Nurescell Technology (see Note 8).

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - DISCONTINUED OPERATIONS

In connection with the Restructure Agreement (see Note 1), the Company has transferred the Nurescell Technology to AG. Accordingly, the Company's operations have been reflected as discontinued operations in the accompanying statements of operations.

The following information summarizes the operating results of the Nurescell Technology for the periods indicated below:


                                                                      For the Period
                                       For the Year Ended March 31,  From May 12, 1998
                                      ----------------------------- (Date of Inception)
                                          2004            2003       to March 31, 2004)
                                      -------------   -------------   -------------
Operating Results:
  Revenue - net                       $         --    $    200,000    $    546,661
                                      -------------   -------------   -------------
  Expenses:
    Research and development                    --              --         472,476
    General and administrative
      expenses                              45,319         206,614       8,352,211
    Depreciation expense                        --           15,427         58,923
    Interest expense, net                  235,777         310,400       1,727,603
    Termination fee                             --              --       1,000,000
    Loss on inventory write down                --              --          64,537
    Write-off of intangible assets              --              --          87,944
    Loss on abandonment of computer
      software                                  --          32,248          39,026
   Gain on conversion of debt                   --              --        (280,000)
                                      -------------   -------------   -------------
        Total Expenses                     281,096         564,689      11,522,720
                                      -------------   -------------   -------------
  Loss from discontinued
    operations                        $   (281,096)    $  (364,689)   $(10,976,059)
                                      =============   =============   =============


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

         PLAN OF OPERATION. The Company is a development stage company, with its operations to date principally consisting of research, development, testing and marketing of the Nurescell Technology. From inception to March 31, 2004, the Company obtained approximately $918,000 in financing through the sale of equity securities in two private offerings and approximately $102,500 through the exercise of stock options, as well as $1,061,622 through the issuance of convertible promissory notes (the "Notes") to Triton. The Company utilized all of those funds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

         The Company has incurred losses since inception, including a net loss of $465,556 for the fiscal year ended March 31, 2004. From May 12, 1998 (inception) through March 31, 2004, the Company has had a cumulative loss of $11,361,465.

         Despite its efforts, the Company failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, the Company has been forced to reduce its operations to a minimal level. Faced with increasing pressure from Triton regarding the Company's obligations under the Notes, on March 21, 2003, the Company entered into the Restructure Agreement pursuant to which Triton has taken control of the Company and the Company divested itself of the Nurescell Technology on January 21, 2004, as described in more detail in "Item 6. Description of Business - The Restructure Agreement." In connection with the Restructure Agreement, the Company's Nurescell Technology operations have been reflected as discontinued operations in the accompanying financial statements. At this time, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations (including continued reporting under the Securities Exchange Act) while it determines whether the Company has value as a candidate in a merger or other business combination (on terms that may or may not be favorable to the Company's existing stockholders). It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2004 AND 2003. The Company had net sales of $0 for each of the fiscal years ended March 31, 2004 and March 31, 2003. As the Company has been in the development stage, revenue generated since inception has been minimal.

         Operating expenses of $170,117 for the fiscal year ended March 31, 2004 were significantly higher than the operating expenses of $76,326 for the fiscal year ended March 31, 2003, due primarily to increases in general and administrative expenses which were primarily attributable to a significant increase in legal expenses.

         There was a loss from discontinued operations of $281,096 for the fiscal year ended March 31, 2004, as compared to a loss from discontinued operations of $364,689 for the fiscal year ended March 31, 2003. The reduction in the loss from discontinued operations was primarily related to a reduction in operating expenses of $284,000 offset by the realization of $200,000 in revenue from licensing fees for the fiscal year ended March 31, 2003, as compared to $-0- for the fiscal year ended March 31, 2004.

     Interest expense of $14,343 for the fiscal year ended March 31, 2004 was higher than the interest expense of $8,313 for the fiscal year ended March 31, 2003 due to the new promissory note issued to Triton in March 2003.

         Licensing fees generated revenue of $-0- for the fiscal year ended March 31, 2004, as compared to $200,000 for the fiscal year ended March 31, 2003.

         As a result of the above factors, the net loss for the fiscal year ended March 31, 2004 was $465,556, or $ .00 per share, as compared to a net loss of $449,328, or $0.03 per share, for the fiscal year ended March 31, 2003.

         FINANCIAL POSITION. Total assets decreased from $5,125 at March 31, 2003 to $3,682 at March 31, 2004.

         Total liabilities decreased from $4,231,276 at March 31, 2003 to $395,473 at March 31, 2004. The decrease is primarily attributed to the conversion of notes payable and the related accrued interest and penalties, as well as the conversion of certain accrued expenses into shares of the Company's common stock.

         Total stockholders' deficiency decreased from $4,226,151 at March 31, 2003 to $391,791 at March 31, 2004. The decrease was primarily caused by conversion of liabilities to equity.

         LIQUIDITY AND CAPITAL RESOURCES. The Company requires significant funding for continued operations, even at minimal levels. At this point, the amount of expenditures required to maintain operations far exceeds existing cash, which was $3,682 at March 31, 2004.

         The Company's cash flow used in operating activities increased from $36,421 for the fiscal year ended March 31, 2003 to $188,065 for the fiscal year ended March 31, 2004. This is attributed to a decrease in unearned income offset by a decrease in accrued expenses.

         During the fiscal year ended March 31, 2004, the Company has obtained liquidity entirely from loans from Triton.

         The Company's financial statements for the year ended March 31, 2004 have been prepared assuming the Company will continue as a going-concern. As noted in this annual report on Form 10-KSB, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its stockholders, if at all. As noted above, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations while it determines whether the Company has value as a candidate in a merger or other business combination. It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

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

CONTROLS AND PROCEDURES.
------------------------

         The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date") and the Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

Date: July 2, 2004                            NURESCELL, INC.

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


/s/ LAWRENCE SHATSOFF            President, Chief Financial        July 2, 2004
----------------------------     Officer, Secretary and Director
Lawrence Shatsoff