Form 10QSB
period 2004-06-30
NURESCELL INC
filed 2004-08-12
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding at August 11 2004: 1,187,916,949

Transitional Small Business Disclosure Format: Yes |X| No |_|

                                 Nurescell Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                  JUNE 30, 2004

                                                                       Page Nos.

PART I - FINANCIAL INFORMATION

         ITEM 1. - Financial Statements                                     2

         ITEM 2. - Management's Discussion and Analysis or Plan of
                   Operation                                               13

         ITEM 3. - Controls and Procedures                                 15

PART II - OTHER INFORMATION

         ITEM 2. - Changes in Securities                                   15

         ITEM 6. - Exhibits and Reports on Form 8-K                        15

                      Signatures and Required Certification                17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  June 30, 2004

                                     ASSETS
CURRENT ASSETS:

Cash                                                               $      3,340
                                                                   -------------
      TOTAL ASSETS                                                 $      3,340
                                                                   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Accounts payable                                                      123,168
  Accrued expenses                                                       21,034
  Note payable and accrued interest - related party                     267,119
                                                                   -------------
        TOTAL CURRENT LIABILITIES                                       411,321
                                                                   -------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.0001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 2,000,000,000 shares
    authorized; 1,187,927,162 shares issued and 1,187,916,949
    shares outstanding                                                  118,793
  Additional paid-in capital                                         10,880,881
  Treasury stock, at cost - 10,213 shares                               (30,000)
  Deficit accumulated during the development stage                  (11,377,655)
                                                                   -------------
        TOTAL STOCKHOLDERS' DEFICIENCY                                 (407,981)
                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $      3,340
                                                                   =============

            See accompanying notes to condensed financial statements.


                                 NURESCELL INC.
                      (A Company in the Development Stage)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     For the
                                                                     Period from
                                        For the Three Months         May 12, 1998
                                         Ended June 30,              (Date of
                                    -----------------------------    Inception) to
                                        2004            2003         June 30, 2004
                                    -------------   -------------    -------------
SALES                               $         --    $         --     $         --

                                    -------------   -------------    -------------

OPERATING EXPENSES:
  Bad debt                                    --              --           33,700
  General and administrative              18,519          65,915          339,646
                                    -------------   -------------    -------------
    TOTAL OPERATING EXPENSES              18,519          65,915          373,346
                                    -------------   -------------    -------------

LOSS FROM OPERATIONS                     (18,519)        (65,915)        (373,346)

OTHER INCOME (EXPENSE):
   Interest Expense - related party       (6,258)             --          (36,837)
   Other Income                            8,587              --            8,587
                                    -------------   -------------    -------------
                                           2,329              --          (28,250)

LOSS FROM CONTINUING OPERATIONS          (16,190)        (65,915)        (401,596)

LOSS FROM DISCONTINUED OPERATIONS             --         (31,182)     (10,976,059)
                                    -------------   -------------    -------------
    NET LOSS                        $   ( 16,190)   $    (97,097)    $(11,377,655)
                                    =============   =============    =============

BASIC AND DILUTED LOSS PER SHARE:
  Continued operations              $      (0.00)   $      (0.00)
  Discontinued operations                  (0.00)          (0.00)
                                    -------------   -------------
    NET LOSS PER SHARE              $      (0.00)   $      (0.00)
                                    =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic and diluted               1,187,916,949      46,060,025
                                    =============   =============

            See accompanying notes to condensed financial statements.

                                        3


                                         NURESCELL INC.
                              (A Company in the Development Stage)

                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY

               FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO JUNE 30, 2004


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


                                    NURESCELL INC.
                         (A Company in the Development Stage)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

          FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO JUNE 30, 2004


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


                                       NURESCELL INC.
                            (A Company in the Development Stage)

                           STATEMENTS OF STOCKHOLDERS' DEFICIENCY

             FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO JUNE 30, 2004


                                               Common Stock        Additional     Stock
                                         ------------------------    Paid-in   Subscription
                                           Shares       Amount       Capital    Receivable
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2000                  15,191,788   $    1,519   $6,129,564   $       --

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                       7,500            1        7,499           --
  Exercise of stock options (June 2000
    at $0.25 per share)                     100,000           10       24,990      (25,000)
  Settlement of lawsuit (August 2000
    at $1.03 per share)                      34,000            3       35,058           --
  Settlement of lawsuit (February 2001
    at $0.34 per share)                      50,000            5       17,185           --
  Conversion of debt (August 2000 at
    $0.53 per share)                        250,000           25      132,475           --
  Conversion of debt (January 2001 at
    $0.29 per share)                        336,950           34      100,000           --
  To employee (August 2000 at $0.62
    per share)                              100,000           10       62,490           --
Fair value of options and warrants               --           --      158,890           --
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2001                  16,070,238        1,607    6,668,151      (25,000)

Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2002                  16,070,238        1,607    6,668,151      (25,000)

Conversion of debt (March 2003 at
  $.001 per share)                       30,000,000        3,000       27,000           --
Write-off of stock subscription
  receivable                                     --           --           --       25,000
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2003                  46,070,238        4,607    6,695,151           --


Accounts payable and accrued expenses
Satisfied by issuance of common stock
  (March 2004 at .01 per share)          74,745,862  $      7,475  $  739,984   $       --

Conversion of debt (March 2004 at
     $.00126666 per share)            1,067,111,062       106,711   1,244,962           --

Forgiveness of debt related parties
     March 2004                                  --            --     391,597           --

Exchange of debt to related party for
  Nurescell Technology                           --            --   1,359,187           --

Related party unearned revenue
  in connection with Restructure
  Agreement                                      --            --     450,000           --

Net Loss                                         --            --          --           --
                                     --------------  ------------ -----------  ------------
BALANCE, MARCH 31, 2004               1,187,927,162  $    118,793 $10,880,881  $        --

Net Loss                                         --            --          --           --
                                     --------------  ------------ -----------  ------------
BALANCE, JUNE 30, 2004 (unaudited)    1,187,927,162  $    118,793 $10,880,881  $        --
                                     ==============  ============ ===========  ===========


                 See accompanying notes to condensed financial statements.


                                    NURESCELL INC.
                         (A Company in the Development Stage)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

          FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO JUNE 30, 2004


                                           Treasury      Accumulated
                                            Stock          Deficit          Total
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2000                  $    (30,000)   $ (7,090,718)   $   (989,635)

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                            --              --           7,500
  Exercise of stock options (June 2000
    at $0.25 per share)                            --              --              --
  Settlement of lawsuit (August 2000
    at $1.03 per share)                            --              --          35,061
  Settlement of lawsuit (February 2001
    at $0.34 per share)                            --              --          17,190
  Conversion of debt (August 2000 at
    $0.53 per share)                               --              --         132,500
  Conversion of debt (January 2001 at
    $0.29 per share)                               --              --         100,034
  To employee (August 2000 at $0.62
    per share)                                     --              --          62,500
Fair value of options and warrants                 --              --         158,890
Net loss                                           --      (1,037,792)     (1,037,792)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2001                       (30,000)     (8,128,510)     (1,513,752)

Net loss                                           --      (2,318,071)     (2,318,071)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2002                       (30,000)    (10,446,581)     (3,831,823)

Conversion of debt (March 2003 at
  $.001 per share)                                 --              --          30,000
Write-off of stock subscription
  receivable                                       --              --          25,000
Net loss                                           --        (449,328)       (449,328)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2003                       (30,000)    (10,895,909)     (4,226,151)


Accounts payable and accrued expenses
  Satisfied by issuance of common stock
  (March 2004 at .01 per share)          $         --    $         --    $    747,459

Conversion of debt (March 2004 at
     $.00126666 per share)                         --              --       1,351,673

Forgiveness of debt related parties
     March 2004                                    --              --         391,597

Exchange of debt to related party for
  Nurescell Technology                             --              --       1,359,187

Related party unearned revenue in connection
  with Restructure Agreement                       --              --         450,000

Net loss                                           --        (465,556)       (465,556)
                                          ------------   -------------   -------------
BALANCE, MARCH 31, 2004                   $   (30,000)   $(11,361,465)   $   (391,791)
                                          ============   =============   =============

Net Loss                                           --         (16,190)        (16,190)
                                          ------------   -------------   -------------
BALANCE, JUNE 30, 2004 (unaudited)        $   (30,000)   $(11,377,655)   $   (407,981)
                                          ============   =============   =============


               See accompanying notes to condensed financial statements.


                                          NURESCELL INC.
                               (A Company in the Development Stage)

                                     STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                     For the Period
                                                       For the Three Months Ended    from May 12, 1998
                                                             June 30,                (Date of Inception)
                                                     -----------------------------   to June 30
                                                         2004            2003             2004
                                                     -------------   -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $   ( 16,190)   $   ( 97,097)   $(11,377,655)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                             --              --          60,145
      Bad debts                                                --              --          33,700
      Inventory write-down                                     --              --          64,537
      Write-off of intangible assets                           --              --          87,944
      Amortization of discount on notes payable                --              --         556,579
      Loss on abandonment of computer software                 --              --          39,026
      Issuance of stock for services and                       --              --       4,380,882
        settlement                                             --              --         880,646
      Fair value of options and warrants                       --              --        (280,000)
      Write-off of old accounts payable                   ( 8,587)             --          (8,587)
  Changes in Assets (Increase) Decrease:
    Accounts receivable - related party                        --              --          (8,700)
    Inventory                                                  --              --         (64,537)
  Changes in Liabilities Increase (Decrease):
    Accounts payable                                       (3,797)          6,660         319,983
    Accrued expenses                                        6,259         130,837       1,797,224
    Accrued termination fee                                    --              --       1,000,000
    Unearned revenue                                           --        ( 50,000)        450,000
                                                     -------------   -------------   -------------
      NET CASH USED IN OPERATING ACTIVITIES              ( 22,315)        ( 9,600)     (2,068,813)
                                                     -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          --              --         (99,171)
  Acquisition of intangibles                                   --              --         (87,944)
                                                     -------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES                    --              --        (187,115)
                                                     -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from overdraft                                                   4,475
  Proceeds from sale of common stock                           --              --       1,018,000
  Prepaid financing costs                                      --              --         (96,349)
  Proceeds from stockholders and former officers
    loan - net                                                 --              --         254,022
  Proceeds from issuance of convertible notes              21,973              --       1,083,595
                                                     -------------   -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             21,973           4,475       2,259,268
                                                     -------------   -------------   -------------
(Decrease) Increase in Cash                                 ( 342)         (5,125)          3,340

CASH - BEGINNING OF PERIOD                                  3,682           5,125              --
                                                     -------------   -------------   -------------
CASH - END OF PERIOD                                 $      3,340    $         --    $      3,340
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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND CONTINUING OPERATIONS

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

Following the transfer of the Nurescell Technology, the Company has essentially no assets. However, the Company is left with only $144,202 in liabilities that are still collectible by former vendors. It is expected that those remaining liabilities will either be converted into common stock, settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company (which is currently being investigated by Triton).

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

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company is in the development stage and has incurred losses from operations since inception. As of June 30, 2004, the Company had an accumulated deficit since inception of $11,377,655. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

Management's business plan will require additional financing. To support its operations the Company entered into a new convertible promissory note with Triton on March 21, 2003, calling for interest at 10% per annum on all monies advanced to the Company. For the three months ended June 30, 2004, the Company borrowed monies from Triton in the amount of $21,000. As of June 30, 2004, the principal and accrued interest on the note amounted to $267,119.

The Company is actively seeking a merger or other business combination with a private company. The Company's ability to continue as a going concern is dependent upon continued funding from Triton until the successful completion of a merger or other business combination. No assurance can be given that Triton's funding will continue indefinitely or that the Company will be successful in locating a candidate for a merger or other business combination and/or completing such transaction. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 2 - MANAGEMENT REPRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended March 31, 2004 included in the Company's annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. The interim results are not necessarily indicative of the results for the full year.

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

                                                          Three Months Ended
                                                               June 30,
                                                          2004           2003
                                                      -----------    -----------

Net loss attributable to common shareholders
 As reported                                          $ (  16,190)    $( 97,097)
 Less:  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards                                       --             --
                                                      -----------    -----------
 Pro forma                                            $ ( 16,190)    $ ( 97,097)
                                                      ===========    ===========
Basic and diluted net loss per share
 As reported
        Continuing operations                         $    (0.00)    $   (0.00)
        Discontinued operations                            (0.00         (0.00)
                                                      ===========    ===========
 Net loss per share                                   $    (0.00)    $    (0.00)
                                                      ===========    ===========
 Pro forma
        Continuing operations                         $    (0.00)    $    (0.00)
        Discontinued operations                            (0.00)         (0.00)
                                                      ===========    ===========
 Net loss per share                                   $    (0.00)    $    (0.00)
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

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DISCONTINUED OPERATIONS

In the Restructure Agreement, the Company agreed to transfer the Nurescell Technology to AG upon the occurrence of certain conditions. Accordingly, the Company's operations have been reflected as discontinued operations in the accompanying statements of operations.

The following information summarizes the operating results of the Nurescell Technology for the periods indicated below:

                                                                  For the
                                                                  Period from
                                                                  May 12, 1998
                                         For the Three Months     (Date of
                                          Ended June 30,          Inception) to
                                    ----------------------------  June 30,
                                        2004           2003       2004
                                    -------------  -------------  -------------
OPERATING RESULTS:
  Revenue - net                     $         --   $         --    $    546,661

OPERATING EXPENSES:
  Research and development                    --             --         472,476
  General and administrative                  --             --       8,352,211
  Depreciation                                --             --          58,923
  Interest expense - net                      --         81,182       1,727,603
  Termination fee                             --             --       1,000,000
  Loss on inventory write down                --             --          64,537
  Write-off of intangible assets              --             --          87,944
  Loss on abandonment of computer
    Software                                  --             --          39,026
  Gain on conversion of debt                  --             --        (280,000)
                                    -------------  -------------   ------------
    TOTAL OPERATING EXPENSES                  --         81,182      11,522,720
                                    -------------  -------------   ------------

LOSS FROM DISCONTINUED OPERATIONS   $         --   $    (81,182)   $(10,976,059)
                                    =============  =============   =============

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2004:




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
                                              ===========


NOTE 7 - LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

                                                        As of June 30,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------
Option to purchase common stock                               --              --
Warrants to purchase common stock                             --              --
Common stock reserved for the conversion of
  note payable to ATI                                         --      15,000,000
Convertible notes payable and accrued interest
  (assumed conversion at June 30,2004 and
   2003 at a market price of $.00665 and $.001
   respectively)                                      40,168,271   2,035,827,000
Accounts payable, accrued expenses and due to
  stockholders & former officers                              --      72,246,000
                                                   -------------   -------------
Totals                                                40,168,271   2,123,073,000
                                                   =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S PROSPECTS FOR CONTINUED OPERATION AND EXISTENCE AND STATEMENTS REGARDING THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THOSE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, FACTORS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS, EVENTS AND PERFORMANCE TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN THE FORWARD-LOOKING STATEMENTS. THOSE RISKS, FACTORS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S HISTORY OF NET LOSSES, UNCERTAINTY AS TO THE AVAILABILITY OF REQUIRED FUNDING AND UNCERTAINTY AS TO THE COMPANY'S ABILITY TO MAINTAIN OPERATIONS AT ANY LEVEL. THE CAUTIONARY STATEMENTS MADE IN THIS SECTION SHOULD BE READ AS BEING APPLIED TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2004.

PLAN OF OPERATION.

Nurescell Inc. (the "Company") is a development stage company, with its operations to date principally consisting of research, development, testing and marketing of its radiation shielding technology (the "Nurescell Technology"). From inception to June 30, 2004, the Company obtained approximately $915,500 in financing through the sale of equity securities in two private offerings and approximately $102,500 through the exercise of stock options, as well as $1,083,595 through the issuance of convertible promissory notes (the "Notes") to Triton Private Equities Fund, L.P. ("Triton"). In addition, the Company has received $254,022 in advances from shareholders and former officers and $246,830 from Triton through June 30, 2004. The Company utilized all of those funds to
(i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $16,190 for the three months ended June 30, 2004. From May 12, 1998 (inception) through June 30, 2004, the Company has had a cumulative loss of $11,377,655.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003.

The Company had net sales of $0 for both the three-month period ended June 30, 2004 and the three-month period ended June 30, 2003. As the Company has been in the development stage, revenue generated since inception has been minimal.

Operating expenses of $18,519 for the three-month period ended June 30, 2004 decreased from the operating expenses of $65,915 for the three-month period ended June 30, 2003 as the Company had no operational activities.

Interest expense of $6,258 for the three-month period ended June 30, 2004 increased from the interest expense of $0 for the three-month period ended June 30, 2003. This increase pertains to interest on the loans from Triton.

Other income consists of debt extinquishment from a certain vendor where the statute of limitations had passed whereby the debt holder lost the right to present legal claim against us. Accordingly, we recorded such extinguishment as other income.

FINANCIAL POSITION.

Total assets which consists entirely of cash decreased from $3,682 at March 31, 2004 to $3,340 at June 30, 2004.

Total liabilities increased from $395,473 at March 31, 2004 to $411,321 at June 30, 2004. The increase is primarily attributed to advances received from Triton and accrued interest.

Shareholders' deficit increased from $391,791 at March 31, 2004 to $407,981 at June 30, 2004. The increase was caused by the net loss of $16,190 for the three-month period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES.

The Company requires significant funding for continued operations, even at minimal levels. At this point, the amount of expenditures required to maintain operations far exceeds existing cash, which was $3,340 at June 30, 2004.

The Company's cash flow used in operating activities increased from $9,600 for the three-month period ended June 30, 2003 to $22,315 for the three-month period ended June 30, 2004.

During the three-month period ended June 30, 2004, the Company has obtained liquidity entirely from loans from Triton.

The Company's financial statements for the three-months ended June 30, 2004 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2004, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of the Company to obtain additional capital, raise substantial doubts as to the Company's ability to continue as a going-concern. The Company's ability to continue as a going-concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, the Company will depend on its ability to raise additional capital through either loans or equity or debt offerings. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to the Company or its shareholders, if at all. As noted above, the Company believes that for the foreseeable future Triton will provide funding for at least minimal Company operations while it determines whether the Company has value as a candidate in a merger or other business combination. It is not expected, however, that Triton's funding will continue indefinitely. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

The Company has privately issued 1,067,111,062 shares of common stock to Triton. Such issuance was made pursuant to Triton's January 21, 2004 conversion of $1,351,673 in principal, accrued interest and accrued penalties with respect to the Notes. The Notes were issued in December 1999 and February 2000 pursuant to Rule 506 of Regulation D and Section 4(6) of the Securities Act of 1933 in negotiated transactions. Triton is an accredited investor.

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

(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 12, 2004                           NURESCELL, INC.

                                            BY:  /S/ LAWRENCE SHATSOFF
                                            -----------------------------------
                                            LAWRENCE SHATSOFF, PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER