Form 10QSB
period 2004-12-31
NURESCELL INC
filed 2005-02-08
CIK 1069249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2004

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

Number of shares of common stock outstanding at January 15, 2005: 1,187,916,949

Transitional Small Business Disclosure Format: Yes |X| No |_|

                                 NURESCELL INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                INDEX TO FORM 10-QSB

                                  December 31, 2004

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

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               December 31, 2004

                                     ASSETS
                                     ------

CURRENT ASSETS:

  Cash                                                             $      6,598
                                                                   -------------

        TOTAL ASSETS                                               $      6,598
                                                                   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                 $    101,234
  Accrued expenses                                                       21,034
  Note payable and accrued interest - related party                     343,055
                                                                   -------------
        TOTAL CURRENT LIABILITIES                                       465,323
                                                                   -------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.0001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 2,000,000,000 shares
    authorized; 1,187,927,162 shares issued and 1,187,916,949
    shares outstanding                                                  118,793
  Additional paid-in capital                                         10,880,881
  Treasury stock, at cost - 10,213 shares                               (30,000)
  Deficit accumulated during the development stage                  (11,428,399)
                                                                   -------------
        TOTAL STOCKHOLDERS' DEFICIENCY                                 (458,725)
                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $      6,598
                                                                   =============

           See accompanying notes to condensed financial statements.


                                                              NURESCELL INC.
                                                   (A Company in the Development Stage)

                                                    CONDENSED STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)

                                        For the Three Months Ended      For the Nine Months Ended       For the Period
                                              December 31,                    December 31,              from May 12, 1998
                                        --------------------------      -----------------------------   (Date of Inception)
                                             2004             2003           2004            2003       to December 31, 2004
                                         -------------   ------------    -------------   -------------  -----------------------
SALES                                    $          --   $         --    $          --   $          --    $          --
                                          -------------  -------------   --------------  --------------   --------------

OPERATING EXPENSES:
  Bad debt                                          --             --               --              --           33,700
  General and administrative                    11,178         44,660           55,210         114,782          376,337
                                          -------------  -------------   --------------  --------------   --------------
    TOTAL OPERATING EXPENSES                    11,178         44,660           55,210         114,782          410,037
                                          -------------  -------------   --------------  --------------   --------------

LOSS FROM OPERATIONS                           (11,178)       (44,660)         (55,210)       (114,782)        (410,037)
                                          -------------  -------------   --------------  --------------   --------------

OTHER INCOME (EXPENSE):
  Interest expense - related party              (7,364)            --          (20,311)             --          (50,890)
  Other income                                      --             --            8,587              --            8,587
                                          -------------  -------------   --------------  --------------   --------------
                                                (7,364)            --          (11,724)             --          (42,303)

LOSS FROM CONTINUING OPERATIONS                (18,542)       (44,660)         (66,934)       (114,782)        (452,340)

LOSS FROM DISCONTINUED OPERATIONS                   --       (109,584)              --        (184,834)     (10,976,059)
                                          -------------  -------------   --------------  --------------   --------------
     NET LOSS                             $    (18,542)   $  (154,244)   $     (66,934)  $    (299,616)   $ (11,428,399)
                                          =============   ============   ==============  ==============   ==============

BASIC AND DILUTED LOSS PER SHARE:
  Continued operations                    $      (0.00)   $     (0.00)   $       (0.00)  $       (0.00)
  Discontinued operations                        (0.00)         (0.00)           (0.00)          (0.00)
                                          -------------  -------------   --------------  --------------
      NET LOSS PER SHARE                  $      (0.00)   $     (0.00)   $       (0.00)  $       (0.00)
                                          =============   ============   ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic and diluted                     1,187,916,949    46,060,025    1,187,916,949      46,060,025
                                          =============   ===========    =============   =============

               See accompanying notes to condensed financial statements.

                                           3


                                         NURESCELL INC.
                              (A Company in the Development Stage)

                          CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

               FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO DECEMBER 31, 2004


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


                                    NURESCELL INC.
                         (A Company in the Development Stage)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

          FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO DECEMBER 31, 2004


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


                                       NURESCELL INC.
                            (A Company in the Development Stage)

                        CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

             FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO DECEMBER 31, 2004


                                               Common Stock        Additional     Stock
                                         ------------------------    Paid-in   Subscription
                                           Shares       Amount       Capital    Receivable
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2000                  15,191,788   $    1,519   $6,129,564   $       --

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                       7,500            1        7,499           --
  Exercise of stock options (June 2000
    at $0.25 per share)                     100,000           10       24,990      (25,000)
  Settlement of lawsuit (August 2000
    at $1.03 per share)                      34,000            3       35,058           --
  Settlement of lawsuit (February 2001
    at $0.34 per share)                      50,000            5       17,185           --
  Conversion of debt (August 2000 at
    $0.53 per share)                        250,000           25      132,475           --
  Conversion of debt (January 2001 at
    $0.29 per share)                        336,950           34      100,000           --
  To employee (August 2000 at $0.62
    per share)                              100,000           10       62,490           --
Fair value of options and warrants               --           --      158,890           --
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2001                  16,070,238        1,607    6,668,151      (25,000)

Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2002                  16,070,238        1,607    6,668,151      (25,000)

Conversion of debt (March 2003 at
  $.001 per share)                       30,000,000        3,000       27,000           --
Write-off of stock subscription
  receivable                                     --           --           --       25,000
Net loss                                         --           --           --           --
                                         -----------  -----------  -----------  -----------
BALANCE, MARCH 31, 2003                  46,070,238        4,607    6,695,151           --

Accounts payable and accrued expenses
Satisfied by issuance of common stock
  (March 2004 at .01 per share)          74,745,862  $      7,475  $  739,984   $       --

Conversion of debt (March 2004 at
  $.00126666 per share)               1,067,111,062       106,711   1,244,962           --

Forgiveness of debt related parties
  March 2004                                     --            --     391,597           --

Exchange of debt to related party for
  Nurescell Technology                           --            --   1,359,187           --

Related party unearned revenue
  in connection with Restructure
  agreement                                      --            --     450,000           --

Net loss                                         --            --          --           --
                                     --------------  ------------ -----------  ------------
BALANCE, MARCH 31, 2004               1,187,927,162  $    118,793 $10,880,881  $        --

Net loss                                         --            --          --           --

BALANCE, DECEMBER 31, 2004(unaudited) 1,187,927,162  $    118,793 $10,880,881  $        --
                                     ==============  ============ ===========  ===========


                 See accompanying notes to condensed financial statements.


                                    NURESCELL INC.
                         (A Company in the Development Stage)

                   CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

          FOR THE PERIOD FROM INCEPTION (MAY 12, 1998) TO DECEMBER 31, 2004


                                           Treasury      Accumulated
                                            Stock          Deficit          Total
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2000                  $    (30,000)   $ (7,090,718)   $   (989,635)

Issuance of common stock
  Exercise of stock options (May 2000
    at $1.00 per share)                            --              --           7,500
  Exercise of stock options (June 2000
    at $0.25 per share)                            --              --              --
  Settlement of lawsuit (August 2000
    at $1.03 per share)                            --              --          35,061
  Settlement of lawsuit (February 2001
    at $0.34 per share)                            --              --          17,190
  Conversion of debt (August 2000 at
    $0.53 per share)                               --              --         132,500
  Conversion of debt (January 2001 at
    $0.29 per share)                               --              --         100,034
  To employee (August 2000 at $0.62
    per share)                                     --              --          62,500
Fair value of options and warrants                 --              --         158,890
Net loss                                           --      (1,037,792)     (1,037,792)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2001                       (30,000)     (8,128,510)     (1,513,752)

Net loss                                           --      (2,318,071)     (2,318,071)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2002                       (30,000)    (10,446,581)     (3,831,823)

Conversion of debt (March 2003 at
  $.001 per share)                                 --              --          30,000
Write-off of stock subscription
  receivable                                       --              --          25,000
Net loss                                           --        (449,328)       (449,328)
                                         -------------   -------------   -------------
BALANCE, MARCH 31, 2003                       (30,000)    (10,895,909)     (4,226,151)

Accounts payable and accrued expenses
  satisfied by issuance of common stock
  (March 2004 at .01 per share)          $         --    $         --    $    747,459

Conversion of debt (March 2004 at
  $.00126666 per share)                            --              --       1,351,673

Forgiveness of debt related parties
  March 2004                                       --              --         391,597

Exchange of debt to related party for
  Nurescell Technology                             --              --       1,359,187

Related party unearned revenue in connection
  with Restructure Agreement                       --              --         450,000

Net loss                                           --        (465,556)       (465,556)
                                          ------------   -------------   -------------
BALANCE, MARCH 31, 2004                   $   (30,000)   $(11,361,465)   $   (391,791)
                                          ============   =============   =============

Net loss                                           --         (66,934)        (66,934)
                                          ------------   -------------   -------------
BALANCE, DECEMBER 31, 2004 (unaudited)    $   (30,000)   $(11,428,399)   $   (458,725)
                                          ============   =============   =============


               See accompanying notes to condensed financial statements.


                                           NURESCELL INC.
                                (A Company in the Development Stage)

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)



                                                                                       For the Period
                                                       For the Nine Months Ended       from May 12, 1998
                                                             December 31,           (Date of Inception)
                                                     -----------------------------     to December 31,
                                                         2004            2003              2004
                                                     -------------   -------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $    (66,934)   $   (299,616)   $(11,428,399)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                             --              --          60,145
      Bad debts                                                --              --          33,700
      Inventory write-down                                     --              --          64,537
      Write-off of intangible assets                           --              --          87,944
      Amortization of discount on notes payable                --              --         556,579
      Loss on abandonment of computer software                 --              --          39,026
      Issuance of stock for services and                       --              --       4,380,882
        settlement                                             --              --         880,646
      Fair value of options and warrants                       --              --        (280,000)
      Write-off of old accounts payable                    (8,587)             --          (8,587)
  Changes in Assets (Increase) Decrease:
    Accounts receivable - related party                        --              --          (8,700)
    Inventory                                                  --              --         (64,537)
  Changes in Liabilities Increase (Decrease):
    Accounts payable                                      (25,731)         49,288         298,049
    Accrued expenses                                       20,312         241,930       1,811,277
    Accrued termination fee                                    --              --       1,000,000
    Unearned revenue                                           --        (150,000)        450,000
                                                     -------------   -------------   -------------
      NET CASH USED IN OPERATING ACTIVITIES               (80,940)       (158,398)     (2,127,438)
                                                     -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          --              --         (99,171)
  Acquisition of intangibles                                   --              --         (87,944)
                                                     -------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES                    --              --        (187,115)
                                                     -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --              --       1,018,000
  Prepaid financing costs                                      --              --         (96,349)
  Proceeds from stockholders and former officers
    loan - net                                                 --         158,663         254,022
  Proceeds from issuance of convertible notes              83,856              --       1,145,478
                                                     -------------   -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             83,856         158,663       2,321,151
                                                     -------------   -------------   -------------
Increase in Cash                                            2,916             265           6,598

CASH - BEGINNING OF PERIOD                                  3,682           5,125              --
                                                     -------------   -------------   -------------
CASH - END OF PERIOD                                 $      6,598    $      5,390    $      6,598
                                                     =============   =============   =============

                      See accompanying notes to condensed financial statements.

                                                8


                                           NURESCELL INC.
                                (A Company in the Development Stage)

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                                       For the Period
                                                       For the Nine Months Ended       from May 12, 1998
                                                             December 31,           (Date of Inception)
                                                     -----------------------------     to December 31,
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

                                             9


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

Following the transfer of the Nurescell Technology, the Company has essentially no assets. However, the Company is left with only $122,268 in non-related party liabilities that are still collectible by former vendors. It is expected that those remaining liabilities will either be converted into common stock, settled for cash using funds provided by Triton or paid with funds provided by a third party in conjunction with a possible merger or other consolidation with the Company, which is currently being investigated by Triton.

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

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company is in the development stage and has incurred losses from operations since inception. As of December 31, 2004, the Company had an accumulated deficit since inception of $11,428,399. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

Management's business plan will require additional financing. To support its operations the Company entered into a new convertible promissory note with Triton on March 21, 2003, calling for interest at 10% per annum on all monies advanced to the Company. For the nine months ended December 31, 2004, the Company borrowed monies from Triton in the amount of $83,856. As of December 31, 2004, the principal and accrued interest on the remaining note amounted to $343,055.

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

NOTE 3 - NEW PRONOUNCEMENTS

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure"' which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as no options are outstanding . For the three and nine months ended December 31, 2004 and 2003, the Company did not issue any stock-based compensation to its employees.

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued its final Standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies that file as small business issuers is interim and annual periods beginning after December 15, 2005 and applied to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's financial statements.

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

The following information summarizes the operating results of the Nurescell Technology for the periods indicated below:

                                                                                              For the
                                                                                            Period from
                                                                                            May 12, 1998
                                       For the Three Months       For the Nine Months          (Date of
                                        Ended December 31,         Ended December 31,       Inception) to
                                    -------------------------   ------------------------    December 31,
                                        2004          2003          2004          2003          2004
                                    -----------   -----------   -----------   -----------   -------------
OPERATING RESULTS:
  Revenue - net                     $        --   $    50,000   $        --   $   150,000   $     546,661
                                    -----------   -----------   -----------   -----------   -------------

OPERATING EXPENSES:
  Research and development                   --            --            --            --         472,476
  General and administrative                 --        75,681            --        92,896       8,352,211
  Depreciation                               --            --            --            --          58,923
  Interest expense - net                     --        83,903            --       241,938       1,727,603
  Termination fee                            --            --            --            --       1,000,000
  Loss on inventory write down               --            --            --            --          64,537
  Write-off of intangible assets             --            --            --            --          87,944
  Loss on abandonment of computer
    software                                 --            --            --            --          39,026
  Gain on conversion of debt                 --            --            --            --        (280,000)
                                    -----------   -----------   -----------   -----------   -------------
    TOTAL EXPENSES                           --       159,584            --       334,834      11,522,720
                                    -----------   -----------   -----------   -----------   -------------

LOSS FROM DISCONTINUED OPERATIONS   $        --   $  (109,584)  $        --   $  (184,834)  $ (10,976,059)
                                    ===========   ===========   ===========   ===========   =============

                                 NURESCELL INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2004:

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
                                              ===========

NOTE 6 - LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

                                                        As of December 31,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------
Option to purchase common stock                               --              --
Warrants to purchase common stock                             --              --
Common stock reserved for the conversion of
  note payable to ATI                                         --      15,000,000
Convertible notes payable and accrued interest
  (assumed conversion at December 31,2004 and
   2003 at a conversion price of $.0019 and $.001
   respectively)                                     180,555,263   2,102,827,000
Accounts payable, accrued expenses and due to
  stockholders & former officers                              --      72,246,000
                                                   -------------   -------------
Totals                                               180,555,263   2,190,073,000
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

PLAN OF OPERATION.

Nurescell Inc. (the "Company") is a development stage company, with its operations to date principally consisting of research, development, testing and marketing of its radiation shielding technology (the "Nurescell Technology"). From inception to December 31, 2004, the Company obtained approximately
$915,500 in financing through the sale of equity securities in two private offerings and approximately $102,500 through the exercise of stock options, as well as $1,145,478 through the issuance of convertible promissory notes (the "Notes") to Triton Private Equities Fund, L.P. ("Triton"). In addition, the Company has received $254,022 in advances from shareholders and former officers. The Company utilized all of those funds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and (iv) provide working capital for the ongoing administrative and financing acquisition costs of the Company.

The Company has incurred losses since inception, including a net loss of $66,934 for the nine months ended December 31, 2004. From May 12, 1998 (inception) through December 31, 2004, the Company has had a cumulative loss of $11,428,399.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003.

The Company had no sales for both the three-month period ended December 31, 2004 and the three-month period ended December 31, 2003. The Company has been in the development stage and is currently seeking a merger or other business combination.

Operating expenses of $11,178 for the three-month period ended December 31, 2004 decreased from the operating expenses of $44,660 for the three-month period ended December 31, 2003. This is primarily a result of a decrease in outside and professional services during the three months ended December 31, 2004.

Interest expense of $7,364 for the three-month period ended December 31, 2004 increased from the interest expense of $0 for the three-month period ended December 31, 2003. This increase is a result of the Restructuring Agreement.

Other income consisted of debt extinguishment from a certain debt holder where the statute of limitations has passed whereby the debt holder has now lost the right to present a legal claim against the Company. Accordingly, the Company recorded such extinguishment as other income.

As a result of the above factors, the net loss for the three-month period ended December 31, 2004 was $18,542, or $.00 per share, as compared to a net loss of $154,244, or $.00 per share, for the three-month period ended December 31, 2003.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2004 AND
2003:

The Company had no sales for the nine-month period ended December 31,2004 and for the nine-month period ended December 31, 2003. The Company has been in the development stage and is currently seeking a merger or other business combination.

Operating expenses of $55,210 for the nine-month period ended December 31,2004 decreased from the operating expenses of $114,782 for the nine-month period ended December 31,2003. The decrease is primarily the result of additional SEC filings for the nine months ended December 31, 2003, which resulted in higher accounting and legal services in the prior period as compared to the current reporting period.

Interest expense of $20,311 for the nine-month period ended December 31,2004 increased from the interest expense of $0 for the nine-month period ended December 30, 2003. This increase is the result of the Restructuring Agreement.

Licensing fees of $0 were earned in the nine-month periods ended
December 31, 2004 and 2003 respectively. The licensing fee pertains to Nurescell Technology discontinued operations.

As a result of the above factors, the net loss for the nine-month period ended December 31, 2004 was $66,934, or $.00 per share, as compared to a net loss of $299,616, or $.00 per share, for the nine-month period ended December 31, 2003.

FINANCIAL POSITION.

Total assets, which consists entirely of cash, increased from $3,682 at March 31, 2004 to $6,598 at December 31, 2004.

Total liabilities increased from $395,473 at March 31, 2004 to $465,323 at December 31, 2004. The increase is primarily attributed to advances received from Triton and accrued interest.

Shareholders' deficit increased from $391,791 at March 31, 2004 to $458,725 at December 31, 2004. The increase was caused by the net loss of $66,934 for the nine-month period ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES.

The Company requires significant funding for continued operations, even at minimal levels. At this point, the amount of expenditures required to maintain operations far exceeds existing cash, which was $6,598 at December 31, 2004.

The Company's cash flow used in operating activities decreased from $158,398 for the nine-month period ended December 31, 2003 to $80,940 for the nine-month period ended December 31, 2004.

During the nine-month period ended December 31, 2004, the Company has obtained liquidity entirely from loans from Triton.

The Company's financial statements for the nine-months ended December 31, 2004 have been prepared assuming the Company will continue as a going-concern. As noted in the Company's financial statements for the year ended March 31, 2004, as filed with the Company's report on Form 10-KSB for that period, the presence of significant losses, negative cash flows and limited working capital raise substantial doubts as to the Company's ability to continue as a going-concern. The Company is actively seeking a merger or other business combination with a private company. The Company's ability to continue as a going concern is dependent upon continued funding from Triton until the successful completion of a merger or other business combination. No assurance can be given that Triton's funding will continue indefinitely or that the Company will be successful in locating a candidate for a merger or other business combination and/or completing such transaction. Should Triton eventually determine that the Company has no value that would justify continued funding, it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

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

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the potential benefits of adding employees to clearly segregate duties are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically revaluate this situation.

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

DATE: February 8, 2004                           NURESCELL, INC.

                                            BY:  /S/ LAWRENCE SHATSOFF
                                            -----------------------------------
                                            LAWRENCE SHATSOFF, PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER