Form 10KSB
period 2005-03-31
House of Taylor Jewelry, Inc.
filed 2005-06-27
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-25377

House of Taylor Jewelry, Inc.

(formerly Nurescell, Inc.)

(Name of Small Business Issuer in Its Charter)

Nevada	33-0805583
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9200 Sunset Boulevard, Suite 425 West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number:  (310) 860-2660

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value

(Title of class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the most recent fiscal year were $ 0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on June 16, 2005 was $16,586,256.  Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of June 16, 2005 was 36,753,801.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes  X   No

PART I

The filer of this report has elected to follow transitional small business disclosure format alternative 2 in the preparation of this report.   With respect to certain matters occurring prior to May  20, 2005, the filer of this report is sometimes referred to as “Nurescell; with respect to all other matters, the filer is referred to as “HJWL” or the “Company.”

Item 6.	DESCRIPTION OF BUSINESS

General

Nurescell, Inc. was formed in 1998 for the purpose of developing and commercially exploiting a proprietary radiation shielding technology (the "Nurescell Technology"). Despite several years of effort, Nurescell, a development stage company, failed to generate any significant revenue from the Nurescell Technology. Without any source of revenue, Nurescell was forced to reduce its operations to a minimal level. On January 21, 2004, Nurescell completed certain transactions under a Restructure Agreement (the "Restructure Agreement") with Triton Private Equities Fund, L.P. ("Triton"), Advanced Technology Industries, Inc. and its subsidiary, ATI Nuklear AG, pursuant to which Triton took control of Nurescell and Nurescell divested itself of the Nurescell Technology.

In a series of transactions that occurred on February 16, 2005, (i) Triton converted  all but $40,000 of the debt owed to it by Nurescell into 140,517 shares of common stock, (ii) Triton sold all of its shares in Nurescell (the “Triton Sale”), constituting 93.2% of the outstanding shares, to 412S, LLC and 2FeetCan, LLC (the “LLCs”) and (iii) the LLCs obtained control of Nurescell.

Pursuant to a stockholder consent previously authorized by Triton, Nurescell effected a 1-for-1,000 share combination, or reverse stock split, on April 22, 2005.  Except where otherwise indicated, all share amounts in this report reflect such reverse split.

Following the Triton Sale, Nurescell continued to review and evaluate potential  business opportunities with the goal of (i) acquiring or merging with a privately-held operating business that met Nurescell’s criteria or (ii) entering into one or more other transactions that could enhance stockholder value.  As a result of those efforts, on May 20, 2005, Nurescell and a newly-formed wholly-owned subsidiary entered into a transaction with a privately held company named “House of Taylor Jewelry, Inc.” (“HOTJ”), a California corporation, formed in April 2005, that designs and distributes fine jewelry, principally to wholesale and retail companies throughout the United States.  In that transaction (the “HJWL Transaction”), among other things, (i) Nurescell’s subsidiary merged into HOTJ, (ii) HOTJ, as the survivor in the merger, became a wholly-owned subsidiary of Nurescell, (iii) Nurescell’s remaining debt to Triton was converted into 400,000 shares of common stock, (iv) Nurescell exchanged a total of 30,000,000 shares of its common stock for all 30,000,000 outstanding shares of HOTJ capital stock, (v) Nurescell exchanged options and warrants covering a total of 1,860,000 shares of its common stock for existing warrants and options with respect to 1,860,000 shares of HOTJ common stock, (vi) Nurescell agreed to issue up to 2,000,000 additional shares of common stock to Interplanet Productions Ltd. and up to 1,000,000 additional shares of common stock to Sandbox Jewelry LLC in the event that the closing price of the Company’s common stock is at least $3.00 per share for not less than ten consecutive trading days following the completion of the HJWL Transaction, (vii) Nurescell changed its name from “Nurescell Inc.” to “House of Taylor Jewelry, Inc.”, (viii) the Company issued 150,000 shares of its common stock for services provided to the Company in connection with the merger and (ix) HOTJ changed its name from “House of Taylor Jewelry, Inc.” to “Global Jewelry Concepts, Inc.” As a result of the HJWL Transaction, the former principal shareholders of HOTJ are currently the principal shareholders of the Company.

Effective May 20, 2005, the Company also entered into subscription agreements with certain accredited investors for the private purchase of 125,000 units of the Company’s securities at a price of $4.00 per unit (a “Unit”).  Each Unit consisted of two shares of common stock and one common stock purchase warrant (a “Warrant”) entitling the holder to purchase one share of the Company's common stock prior to May 16, 2008 at a price per share of $3.50.  In connection with the sale of Units, the Company entered into

Registration Rights Agreements providing for the registration for resale of the shares sold, as well as the shares underlying the Warrants. The sale of the Units generated gross proceeds of $500,000 to the Company. The Company relied upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”)  and upon Section 4(2) of the Securities Act to offer and sell the Units.

As the first portion of its hybrid business model, the Company intends to retain certain niche fine jewelry product categories as “house lines,” which it will manufacture and market under its House of Taylor, Elizabeth Collections, Kathy Ireland and Mirabelle brands of fine jewelry products through retail channels ranging from specialty couture jewelry retailers to large chain jewelry and department store retailers, as well as through its planned HouseofTaylor.com e-tail web site.  The Company’s House of Taylor and Elizabeth Collections will be targeted to upper tier retail channels and feature price points ranging from $2,500 to over $1 million, while the Company’s Kathy Ireland Collection jewelry lines will be sold primarily through independent retailers and feature price points ranging from $200 to $2,500.  The Company is currently engaged in designing or acquiring designs on more than 100 new products that will comprise the Elizabeth Taylor and Kathy Ireland Collections upon their anticipated retail launch in October 2005.

As the second portion of its hybrid business model, the Company is in the process of establishing licensing agreements with major, vertically integrated fine jewelry manufacturers that specialize in specific categories of fine jewelry and have extensive, established international distribution networks. The Company’s “Brand Partner” licensing program is intended to combine the specialty design expertise, manufacturing and distribution resources of among the best third-party manufacturers in each designated category under the “House of Taylor Jewelry” branding vehicle.

TechLine is the Company’s subsidiary that is directly involved in jewelry design, manufacturing and distribution. Substantially all of the Techline products are manufactured in one facility located in China. While the Company has a well-established relationship with that manufacturer, the Company believes that numerous other manufacturers have similar capabilities to produce the quality and volume of fine jewelry that the Company plans to source directly over the next three years.  Therefore, should the current manufacturer suffer a business interruption, the Company believes it can re-establish third-party manufacturing capabilities with one or more new manufacturers within a reasonable time frame.

Retail jewelers credit the bridal business with approximately 30% to 50% of their revenue.  The December holidays are also a major factor in sales of watches and jewelry. Jewelry sales are highly seasonal, with up to 40% of revenue and the majority of profits often generated in the fourth quarter of each year.  According to certain sources, almost 25% of the specialty retail purchases are made in December. However, because of other gift-giving opportunities, year-round spending and the growth of purchases of jewelry among women for themselves, there appears to be trend away from dependence on December holiday sales, although there continue to be cyclic sales related to the economy and, to a lesser degree, the seasons.

Personnel

During the fiscal year ended March 31, 2005, Nurescell  had no employees.  Until February 16, 2005, Lawrence Shatsoff acted as Nurescell’s sole director and officer, with Mr. Shatsoff’s services being provided pursuant to a consulting agreement between him, Nurescell and Triton. See "Item 11. Interest of Management and Others in Certain Transactions."  From February 16, 2005 through May 20, 2005, Arthur Lyons acted as Nurescell’s sole director and officer.  Since May 20, 2005, the Company and/or its wholly-owned subsidiary have employed 16 persons, substantially all of them on a full-time basis. The Company’s current officers and directors are as described in “Item 8. Directors, Executive Officers and Significant Employees.” Certain of the Company’s current officers and directors provide their services pursuant to employment agreements described in "Item 11. Interest of Management and Others in Certain Transactions."

Item 7.	DESCRIPTION OF PROPERTY

         Since the HJWL Transaction, the Company maintains its executive offices out of approximately 4,300 square feet of space at 9200 Sunset Boulevard, Suite 425, West Hollywood, California, which is leased through March 2009. The Company pays a minimum annual rent of $123,000, increasing by three percent per year during the term of the lease.  A principal stockholder of the Company has guaranteed the Company’s payments under the lease.  The Company expects that this leased space will be sufficient for its executive offices for the foreseeable future.

Item 8.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Set forth below is information regarding the Company’s directors and officers.  During the fiscal year ended March 31, 2005, Nurescell had no employees.

Name	Age	Positions
Arthur Lyons (1)	59	President, Chief Financial Officer, Secretary and a director
Jack Abramov (2)	39	Chairman of the Board, President, Chief Executive and a director
Monty Abramov (2)	34	Executive Vice President, Chief Design Officer, Secretary and a director
Jack Brehm (2)	76	Chief Financial Officer and a director
(1) Resigned May 20, 2005. (2) Appointed May 20, 2005.

Arthur Lyons   Mr. Lyons was Nurescell’s sole director and officer from February 16, 2005 (when the prior sole officer and director resigned pursuant to the Triton Sale) until May 20, 2005.  Mr. Lyons has been the Producer and Director of the Palm Springs Film Noir Festival for the past five years and has been a businessman and restaurateur in Southern California for over 30 years. From 1992 to 1996, Mr. Lyons was an elected member of the Palm Springs, California, City Council and was Mayor Pro Tem of that city for a year during that period. Mr. Lyons is the author of 19 mystery novels/short stories and has written screenplays for television. Mr. Lyons is also the founder of the Palm Springs Film Noir Festival and is a graduate of the University of California at Santa Barbara.

Jack Abramov  Mr. Abramov has served as the President and Chief Executive Officer and as a director of HOTJ (now Global Jewelry Concepts, Inc., the Company’s wholly-owned subsidiary) since its formation in April 2005. Since 2004, Jack Abramov has also served as President of TechLine, a jewelry company in which he was one of the principal shareholders until its acquisition by HOTJ in April 2005.  From 1990 until September 2001, Jack Abramov was a partner in RJM Jewelry Manufacturers and Importers, a California general partnership (“RJM”). Jack Abramov and Monty Abramov are brothers.

Monty Abramov  Mr. Abramov has served as a Vice President  and director of HOTJ since its inception in April 2005. Since September 2001, Monty Abramov has also served as a Vice President and the Design Director of TechLine. From 1993 until September 2001, Mr. Abramov was employed by and subsequently became a partner of RJM. Jack Abramov and Monty Abramov are brothers.

Jack Brehm   Mr. Brehm has served as Chief Financial Officer of Tech Line and as Chief Financial Officer and a director of HOTJ since April 2005. From June 1951 to September 1988, Mr. Brehm was with Ernst & Young LLP (“E&Y”), an international firm of independent public accountants. At his retirement from E&Y in September 1988, Mr. Brehm was a senior partner and a member of E&Y’s accounting and auditing committee. Since September 1988, Mr. Brehm has acted as a consultant to various companies on merger, acquisition and other business matters. From mid-2002 to October 2004, Mr. Brehm served as the part-time Chief Executive Officer and Chief Financial Officer and a director of CDMI Productions, Inc. (the name of which was subsequently changed to Gener8xion Entertainment, Inc.). Gener8Xion Entertainment, Inc. is a publicly-traded independent entertainment company in the development stage which reports that it is principally engaged in financing, producing, distributing and developing "family based" feature films, episodic television shows, animated features and documentaries.  Mr. Brehm devotes approximately twenty four to thirty hours a week to the affairs of the Company.

Subject to prior resignation, directors serve until the next annual meeting of stockholders or until their successors are elected or appointed and duly qualified. Officers are appointed by the Board of Directors and serve in that capacity until resignation or removal. There are presently no arrangements or understandings between any officer and director and any other person pursuant to which he was selected for his office or position. Within the past five years, to the knowledge of HJWL, (i) no petition under the federal Bankruptcy Act or any state insolvency law has been filed by or against any officer or director, and no receiver, fiscal agent or similar officer has been appointed by a court for the business or property of any officer or director, or any partnership in which any officer or director was a general partner at or within the two years before the time of such filing, or any corporation or business association of which any officer or director was an executive officer at or within the past two years and (ii) no officer or director has been convicted in a criminal proceeding (excluding traffic violations and other minor offenses).

Item 9.	REMUNERATION OF DIRECTORS AND OFFICERS

Executive Compensation

The following table sets out the compensation paid on a cash basis during the fiscal year ended March 31, 2005 to (i) each of Nurescell’s three highest paid officers or directors and (ii) Nurescell’s officers and directors as a group:

	Compensation		Long-term compensation
Name and principal position	Salary	Bonus	Securities underlying options (3)	All other compensation
Lawrence Shatsoff (1) President, Secretary, Chief Financial Officer and Director	$8,500	-	-	-
Arthur Lyons (2) President, Secretary, Chief Financial Officer and Director	$0	-	-	-

(1)

Mr. Shatsoff occupied the positions shown until February 16, 2005. Mr. Shatsoff was not an employee of Nurescell but received compensation for his services pursuant to a consulting agreement with Nurescell and Triton. See "Item 11. Interest of Management and Others in Certain Transactions."

(2)

Mr. Lyons occupied the positions shown from February 16, 2005 through March 31, 2005, and thereafter to May 20, 2005, when he resigned. Mr. Lyons was not an employee of Nurescell during that period and received no compensation for his services during the year ended March 31, 2005.

Stock Option Plan

Under the Company's 1998 Stock Option Plan (the "Option Plan"), all officers and directors of the Company, as well as its employees and consultants, are eligible to be selected to participate. The purpose of the Option Plan is to promote the interests of the Company by providing participants with an inducement to maintain their status with the Company and to further advance the interests of the Company. Options are granted in consideration of matters such as past and potential future contributions to the Company.

As of March 31, 2005, no options were outstanding under the Option Plan. The aggregate number of shares of common stock deliverable upon the exercise of all options granted under the Option Plan currently cannot exceed 360 shares. In the event of any merger, reorganization, recapitalization, stock dividend, stock split or reverse split or other act or event which effects a restructure of the Company's common stock (but not including the issuance of additional shares of Common Stock or preferred stock), the total number of shares covered by the Option Plan, the exercise price, and number of shares covered by outstanding options granted pursuant to the Option Plan, and the rights, preferences and privileges incident to such shares will be appropriately adjusted as to any remaining options. Any shares covered by options granted pursuant to the Option Plan which expire or are canceled are available for reissuance under the Option Plan.

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

The Board of Directors of the Company may amend, suspend or terminate the Option Plan at any time. Unless terminated sooner, the Option Plan will terminate on June 15, 2008 and no options may be granted thereafter. No amendment, suspension or termination of the Option Plan will, without the consent of the option holder, be made which would alter or impair any rights or obligations under any option then outstanding. Upon the dissolution or liquidation of the Company, the Option Plan will terminate, and any option  previously granted thereunder and not yet exercisable in full will also terminate. In the event, however, that the Company is succeeded by another corporation, the Option Plan and any remaining options granted thereunder will be assumed by such successor corporation, subject to such adjustments as may be necessary due to the capital structure of the successor corporation. There is no plan currently to change or terminate the Option Plan.

Stock Compensation Plan

On July 21, 2003, the Board of Directors of the Company adopted the 2003 Stock Compensation Plan (the "Plan"). Pursuant to the Plan, the Company can offer up to 80,000 shares of its common stock to those officers, directors, employees and consultants (including attorneys who provide legal services to the Company) who have agreed to accept such shares in lieu of a cash payment for services previously rendered or to be rendered. Such shares are not subject to any resale restrictions. As of March 31, 2005, a total of 74,746 shares had been issued under the Plan.  Subsequent to March 31, 2005, an additional 5,254 shares were issued under the Plan, reducing to zero the number of shares available thereunder.

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

Compensation to Directors

Except as noted above, Nurescell has not compensated its directors for their services as such, although in the past certain directors have, from time to time, been granted options under the Option Plan and/or issued shares under the Plan. It is, however, the policy of the Company to reimburse directors for reasonable expenses incurred in attending meetings of the Board of Directors.

Item 10.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

Common Stock

The following table sets forth the record ownership of the Company's common stock (the Company's only class of voting stock) as of  June 16, 2005, as to (i) each person or entity who owns more than 10% of the Company's common stock, (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers,” (iii) each of the Company’s current officers and directors and (iv) all officers and directors of the Company as a group:

Name of beneficial owner	Number of shares	Percentage of total
Executive officers and directors:
Jack Abramov (3)	4,040,000	11.0%
Monty Abramov (3)	4,040,000	11.0%
Jack Brehm (3)		-
All executive officers and directors as a group (3 persons)	8,080,000	22.0%
Stockholders owning 5% or more:
Interplanet Productions, Limited c/o Reback Lee & Company, Inc. 1990 South Bundy Drive, Suite 700 Los Angeles, California 90025	14,000,000	38.1%
Sandbox Jewelry, LLC 10900 Wilshire Boulevard, 15th Floor Los Angeles, California 90024	7,000,000	19.1%

(1)

To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to community property laws where applicable.

(2)

Based on 36,753,801 shares of common stock outstanding, without taking into account any shares issuable upon the exercise of outstanding options, warrants or other rights.

(3)

Address is 9200 Sunset Blvd., Suite 425, West Hollywood, CA 90069.

   The Company has no class of non-voting securities presently outstanding.

Options, Warrants and Other Rights

The following table sets forth the options, warrants and other rights to acquire securities of the Company which were held as of June 15, 2005, by (i) each person or entity who owns more than 10% of the Company's common stock, (ii) each person named in the table appearing in "Item 9. Remuneration of Directors and Officers," where the total market value of securities obtainable by such person under all outstanding options exceeds $10,000, (iii) each of the Company’s current officers and directors and (iv) all officers and directors of the Company as a group:

Name of Holder	Amount of Common Stock Called For by Options, Warrant And Other Rights	Exercise Price	Date of Exercise
Interplanet Productions, Limited	-0-	n/a	n/a
Sandbox Jewelry, LLC	-0-	n/a	n/a
Lawrence Shatsoff	-0-	n/a	n/a
Arthur Lyons	-0-	n/a	n/a
Jack Abramov	-0-	n/a	n/a
Monty Abramov	-0-	n/a	n/a
Jack Brehm	25,000	$0.15/share	n/a
All officers and directors as a group (three persons)	25,000	$0.15/share	n/a

Item 11.	INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

The following is a description of those transactions by the Company in the past two fiscal years or which are presently proposed in which (i) any Company director, officer or greater than 10% stockholder (or a relative or spouse thereof, or any relative of such spouse) has or is to have a direct or indirect interest and (ii) the amount involved exceeds $50,000.

Triton, Advanced Technology Industries, Inc. (which was formerly a significant shareholder of Nurescell) and its subsidiary, ATI Nuklear AG, are  parties to the Restructure Agreement described above in "Item 6. Description of Business."

As of April 1, 2003, Nurescell, Triton and Lawrence Shatsoff entered into a Consulting Agreement pursuant to which Mr. Shatsoff acted as an officer and director of Nurescell until February 16, 2005. For his services, Mr. Shatsoff was paid $3,000 per month. The agreement was terminated on February 16, 2005 in connection with the Triton Sale.

From time to time, Triton has loaned to Nurescell, or provided for its benefit,  amounts for working capital and other corporate purposes to be repaid by Nurescell under the terms of a Convertible Promissory  Note dated March 21, 2003 (the “Triton Note”). The Triton Note, together with accrued interest, was initially convertible into shares of Nurescell’s common stock at a rate based on a conversion amount which varied based on a percentage of a specified average closing bid price of the common stock during a specified period prior to the conversion date.   On February 16, 2005, in connection with the Triton Sale, Triton converted $307,029.67 in principal and accrued interest of the Triton Note into 140,517,011 pre-reverse split shares of Nurescell’s common stock. On that same date, Nurescell entered into an Amendment to Convertible Promissory Note pursuant  to which Nurescell amended the Triton Note to (i) set a maturity date of February 16, 2006, (ii) provide that the Triton Note cannot be voluntarily paid prior to the maturity date and (iii) provide that Triton is entitled, at its option at any time prior to the full payment of the Triton Note, to convert the entire principal amount of the Triton Note, and accrued interest thereon, into 400,000 shares of Nurescell’s common stock, with the number of such shares to remain constant despite any reverse or forward stock split which may occur prior to the date of conversion.  As a result of the Triton Sale, Triton ceased to be a controlling shareholder of Nurescell on February 16, 2005. On May 20, 2005, Nurescell’s remaining debt to Triton was converted into 400,000 shares of common stock.

On February 28, 2005, Nurescell issued two Promissory Notes payable to the LLCs  (the "LLC Notes"). The principal amount of each LLC Note was $25,000; however, that amount was subject to increase in the event that additional amounts were loaned to Nurescell by the LLCs. The LLC Notes bore interest at the rate of 10% per year, and the aggregate principal amount of each LLC Note, plus all accrued interest, was due and payable thirty days after written demand.

On April 25, 2005, the amount of each LLC Note increased to $35,000 as the result of additional $10,000 loans to Nurescell by each LLC.  On that same date, Nurescell and the LLCs entered into a Debt Conversion Agreement pursuant to which  all of the principal and accrued interest of each LLC Note was converted into 810,038 shares of the Company’s common stock and each LLC Note was then cancelled.

On May 20, 2005, Interplanet Productions, Limited (“Interplanet”), Sandbox Jewelry, LLC (“Sandbox”), Jack Abramov and Monty Abramov acquired 12,000,000, 6,000,000, 4,040,000 and  4,040,000 shares, respectively, of the Company’s common stock pursuant to the HJWL Transaction described above in "Item 6. Description of Business."  In addition, on June 7, 2005, the Company issued 2,000,000 additional shares of common stock to Interplanet and 1,000,000 additional shares of common stock to Sandbox pursuant to the HJWL Transaction.  Interplanet, Sandbox, Jack Abramov and Marty Abramov each own more than 10% of the Company’s outstanding  common stock.  See “Item 10. Security Ownership of Management and Certain Security Holders.”

HOTJ (now Global Jewelry Concepts, Inc., the Company’s wholly-owned subsidiary) has previously entered into employment agreements with Jack Abramov and Monty Abramov to serve as the President and Chief Executive Officer of HOTJ and as Vice President of HOTJ, respectively. The term of each agreement is seven years. Under their employment agreements with HOTJ, each of Jack Abramov and Monty Abramov is entitled to receive an annual salary of $240,000, a targeted bonus at the discretion of the Company’s Board of Directors and a monthly car allowance. HOTJ also entered into an employment agreement with Rachel Abramov, the mother of Jack and Monty Abramov, for a seven year term at an annual salary of $100,000.

PART II

Item 1.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since May 23, 2005, the Company's common stock has been quoted on the OTC Bulletin Board under the symbol "HJWL." From April 22, 2005 to May 20, 2005, Nurescell’s common stock was quoted on the OTC  Bulletin Board under the symbol "NUCL," and under the symbol “NUSL” prior to April 22, 2005.  The following table sets forth the quarterly high and low bids for the Company's common stock as reported by the OTC Bulletin Board for the past two fiscal years . These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

Year ending March 31,2004:

Quarter	High	Low
06/30/03	$ 5.00	$ 1.00
09/30/03	$ 7.00	$ 1.00
12/31/03	$ 9.00	$ 1.00
03/31/04	$ 30.00	$ 1.00

Year ending March 31,2005:

Quarter	High	Low
06/30/04	$ 25.00	$ 2.00
09/30/04	$ 7.00	$ 4.00
12/31/04	$ 10.00	$ 2.00
03/31/05	$ 10.00	$ 2.00

         As of June 15, 2005, the closing price per share was $5.90.  The Company has not paid any cash dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in its business. As of June 16, 2005, the number of record holders of the Company's common stock was approximately 265.

For information regarding shares of common stock authorized for issuance under the Company's equity compensation plans, see "Item 9. Remuneration of Directors and Officers –  Stock Option Plan" and "- Stock Compensation Plan" and "Item 10. Security Ownership of Management and Certain Security Holders - Options, Warrants and Other Rights."

Item 3.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2005.

Item 5.	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16 of the Securities Exchange Act requires that officers and directors of the Company, as well as those persons who beneficially own more than 10% of the outstanding common stock of the Company, file reports of security ownership and changes in such ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission within specified time periods. Based solely on a review of copies of such reports furnished to the Company, the Company believes that during the year ended March 31, 2005, such filing requirements were complied with by its officers, directors and applicable stockholders.

Item 6.	REPORTS ON FORM 8-K.

Two reports on Form 8-K were filed during Nurescell's fiscal quarter ended March 31, 2005. One report is dated February 16, 2005, and provided disclosure under Items 1.01, 5.01 and 5.02 regarding (i) an Amendment to Convertible Promissory Note entered into by Nurescell amending certain provisions of the Triton Note, (ii) a change in control of Nurescell due to the Triton Sale and (iii) the resignation of Larry Shatsoff from his positions as Nurescell's  President, Chief Financial Officer, Secretary and director, and the concurrent appointment of Arthur Lyons to each of those positions.   The other report is dated February 28, 2005, and provided disclosure under Item 1.01 regarding Nurescell’s issuance of the LLC Notes.

Item 7.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Years Ended March 31,	2005	2004
Audit fees	$41,500	$51,287
Audit related fees	-	-
Tax fees (1)	-	$5,775
All other fees (2)	-	-
(1) Preparation of corporate tax returns.

PART F/S	INDEX TO AUDITED FINANCIAL STATEMENTS

Page no.
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet At March 31, 2005	F-2
Statements of Operations For the Years Ended March 31, 2005 and 2004 For the Period from Inception (May 12, 1998) to March 31, 2005	F-3
Statements of Stockholders' Deficiency For the Period from Inception (May 12, 1998) to March 31, 2005	F- 4 - F-7
Statements of Cash Flows For the Years Ended March 31, 2005 and 2004 For the Period from Inception (May 12, 1998) to March 31, 2005	F- 8 - F-9
Notes To Financial Statements	F-10 - F-18

F-i

Report of Independent Registered Public Accounting Firm

To the Board of Directors

House of Taylor Jewelry, Inc. (F/K/A Nurescell, Inc.)

We have audited the accompanying balance sheet of House of Taylor Jewelry, Inc. (F/K/A Nurescell, Inc.) (a development stage company) (the "Company") as of March 31, 2005, and the related statements of operations, stockholders' deficiency and cash flows for the years ended March 31, 2005 and 2004 and for the period from inception (May 12, 1998) to March 31, 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a  test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of House of Taylor Jewelry, Inc. (F/K/A Nurescell, Inc.) (a development stage company) as of March 31, 2005 and 2004, and the results of its operations, changes in stockholders' deficiency and cash flows for the years then ended and for the period from inception (May 12, 1998) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations since inception and, as of March 31, 2005, had  a deficit accumulated during the development stage of $11,446,144 and a working capital & stockholders deficiency of $46,606. As discussed further in Note 1 to the financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /S/ MARCUM & KLIEGMAN, LLP

New York, New York

June 7, 2005

HOUSE OF TAYLOR JEWELRY, INC.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

BALANCE SHEET

March 31, 2005

ASSETS (See notes 1 & 9)
Current Assets:
Cash	$ 44,289
Total assets	$ 44,289

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Note payable and accrued interest - related party	$ 90,895
Total current liabilities	90,895
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - $0.0001 par value; 1,000,000 shares authorized; -0- shares issued and outstanding
Common stock - $0.0001 par value; 2,000,000,000 shares authorized; 1,328,444 shares issued and 1,328,434 shares outstanding	133
Additional paid-in capital	11,429,405
Treasury stock, at cost – 10 shares	(30,000)
Deficit accumulated during the development stage	(11,446,144)
Total Stockholders' Deficiency	(46,606)
Total Liabilities and Stockholders' Deficiency	$ 44,289

The accompanying notes are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,		For the Period from May 12, 1998 (Inception) to March 31,
	2005	2004	2005
Sales	$ -	$ -	$ -

Operating Expenses:
Bad debts	-	-	33,700
General and administrative	68,084	170,117	389,211
Total Operating Expenses	68,084	170,117	422,911
Loss From Operations	(68,084)	(170,117)	(422,911)
Other Income (Expense):
Interest expense - related party	(25,182)	(14,343)	(55,761)
Other income	8,587	-	8,587
Loss From Continuing Operations	(84,679)	(184,460)	(470,085)
Loss From Discontinued Operation	-	(281,096)	(10,976,059)
Net Loss	$ (84,679)	$ (465,556)	$ (11,446,144)

Basic And Diluted Loss Per Share:
Continuing operations	$ (0.07)	$ (1.35)
Discontinued operations	(0.00)	(2.05)
Net Loss Per Share	$ (0.07)	$ (3.40)
Weighted Average Common Shares Outstanding Basic and diluted	1,204,480	136,793

         The accompanying notes are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

For The Period from Inception (May 12, 1998) to March 31, 2005

	Common stock		Additional paid-in capital	Stock Subscription Receivable
	Shares (1)	Amount
Issuance of common stock Cash - Founding Shareholders (May and June 1998 at $1.00 per share)	2,500	$ -	$ 2,500	$ -
Purchase of Technology (June 1998 at $.0001)	10,000	1	(1)	-
Cash - $1,000 per share (August 1998)	498	-	498,000	-
Cash - $4,430 per share, net of issuance cost (September 1998)	79	-	350,000	-
Common stock subscriptions	5	-	25,000	-
Fair value of options	-	-	30,000	-
Net loss, as restated for March 31, 1999	-	-	-	-
Balance, March 31, 1999	13,082	1	905,499	-
Issuance of common stock Consulting services (May 1999 through December 1999 at $1,120 - $3,500 per share)	692	-	1,591,207	-
Exercise of stock options (October 1999 at $500. per share)	120	-	60,000	-
Exercise of stock options (January 2000 at $1,000 per share)	15	-	15,000	-
Exercise of stock options (March 2000 at $2,000 per share	10	-	20,000	-
Settlement of related party accruals (January 2000 at $2,126 per share)	524	-	1,113,980	-
Award to directors and officers (January 2000 at $2,123 per share)	735	-	1,560,944	-
Cash (April 1999 at $5,000)	14	-	70,000	-
Purchase of 10 shares of treasury stock at $2,727 per share	-	-	-	-
Fair value of options	-	-	691,756	-
Fair value of warrants	-	-	102,696	-
Net loss	-	-	-	-
Balance, March 31, 2000	15,192	$ 1	$ 6,131,082	$ -

(1)

Share Amounts Have Been Restated To Reflect The 1-For-1,000 Reverse Stock Split Effected On April 22, 2005.

          The accompanying notes are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

For The Period from Inception (May 12, 1998) To March 31, 2005

	Treasury Stock	Deficit Accumulated During Developmental Stage	Total Stockholders’ Equity
Issuance of common stock:
Cash - Founding Shareholders (May and June 1998 at $1.00 per share)	$ -	$ -	$ 2,500
Purchase of Technology (June 1998 at $.10)	-	-	-
Cash - $1,000 per share (August 1998)	-	-	498,000
Cash - $4,430 per share, net of issuance cost (September 1998)	-	-	350,000
Common stock subscriptions	-	-	25,000
Fair value of options	-	-	30,000
Net loss, as restated for March 31, 1999	-	(674,526)	(674,526)
Balance, March 31, 1999	-	(674,526)	230,974
Issuance of common stock Consulting services (May 1999 through December 1999 at $1,120 - $3,500 per share)	-	-	1,591,207
Exercise of stock options (October 1999 at $500 per share)	-	-	60,000
Exercise of stock options (January 2000 at $1,000 per share)	-	-	15,000
Exercise of stock options (March 2000 at $2,000 per share)	-	-	20,000
Settlement of related party accruals (January 2000 at $2,126 per share)	-	-	1,113,980
Award to directors and officers (January 2000 at $2,123 per share)	-	-	1,560,944
Cash (April 1999 at $5,000)	-	-	70,000
Purchase of 10 shares of treasury stock at $2,727 per share	(30,000)	-	(30,000)
Fair value of options	-	-	691,756
Fair value of warrants	-	-	102,696
Net loss	-	(6,416,192)	(6,416,192)
Balance, March 31, 2000	$ (30,000)	$(7,090,718)	$ (989,635)

    The accompanying notes are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

For The Period from Inception (May 12, 1998) To March 31, 2005

	Common stock		Additional paid-in capital	Stock Subscription Receivable
	Shares (1)	Amount
Balance, March 31, 2000	15,192	$ 1	$ 6,131,082	$ -
Issuance of common stock:
Exercise of stock options (May 2000 at $1,071 per share)	7	-	7,500	-
Exercise of stock options (June 2000 at $250 per share)	100	-	25,000	(25,000)
Settlement of lawsuit (August 2000 at $1,031 per share)	34	-	35,061	-
Settlement of lawsuit (February 2001 at $343 per share)	50	-	17,190	-
Conversion of debt (August 2000 at $530 per share)	250	-	132,500	-
Conversion of debt (January 2001 at $297 per share	337	-	100,034	-
To employee (August 2000 at $625 per share)	100	-	62,500	-
Fair value of options and warrants	-	-	158,890	-
Net loss	-	-	-	-
Balance, March 31, 2001	16,070	1	6,669,757	(25,000)
Net loss	-	-	-	-
Balance, March 31, 2002	16,070	1	6,669,757	(25,000)
Conversion of debt (March 2003 at $1.00 per share)	30,000	3	29,997	-
Write-off of stock subscription receivable	-	-	-	25,000
Net loss	-	-	-	-
Balance, March 31, 2003	46,070	4	6,699,754	-
Accounts payable and accrued expenses Satisfied by issuance of common stock (March 2004 at $10 per share)	74,746	8	747,451	-
Conversion of debt (March 2004 at $1.26 per share)	1,067,111	107	1,351,566	-
Forgiveness of debt related parties March 2004	-	-	391,597	-
Exchange of debt to related party for Nurescell Technology	-	-	1,359,187	-
Related party unearned revenue in connection with Restructure agreement	-	-	450,000	-
Net loss	-	-	-	-
Balance, March 31, 2004	1,187,927	119	10,999,555	-
Forgiveness of debt and accrued interest February 2005	-	-	45,400	-
Conversion of debt (February 2005 at $2.185 per share)	140,517	14	307,016	-
Assumption of accounts payable and accrued expenses by related parties (March 2005)	-	-	77,434	-
Net loss	-	-	-	-
Balance, March 31, 2005	1,328,444	$ 133	$11,429,405	$ -

(1)  Share amounts have been restated to reflect the 1-for-1,000 reverse stock split effected on April 22, 2005.

           The accompanying notes are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

For The Period from Inception (May 12, 1998) To March 31, 2005

	Treasury Stock	Deficit Accumulated During Developmental Stage	Total Stockholders’ Equity
Balance, March 31, 2000	$ (30,000)	$ (7,090,718)	$ (989,635)
Issuance of common stock
Exercise of stock options (May 2000 at $1,071 per share)	-	-	7,500
Exercise of stock options (June 2000 at $25 per share)	-	-	-
Settlement of lawsuit (August 2000 at $1,031 per share)	-	-	35,061
Settlement of lawsuit (February 2001 at $343 per share)	-	-	17,190
Conversion of debt (August 2000 at $530 per share)	-	-	132,500
Conversion of debt (January 2001 at $297 per share)	-	-	100,034
To employee (August 2000 at $625.00 per share)	-	-	62,500
Fair value of options and warrants	-	-	158,890
Net loss	-	(1,037,792)	(1,037,792)
Balance, March 31, 2001	(30,000)	(8,128,510)	(1,513,752)
Net loss	-	(2,318,071)	(2,318,071)
Balance, March 31, 2002	(30,000)	(10,446,581)	(3,831,823)
Conversion of debt (March 2003 at $1.00 per share)	-	-	30,000
Write-off of stock subscription receivable	-	-	25,000
Net loss	-	(449,328)	(449,328)
Balance, March 31, 2003	(30,000)	(10,895,909)	(4,226,151)
Accounts payable and accrued expenses satisfied by issuance of common stock (March 2004 at $10 per share)	-	-	747,459
Conversion of debt (March 2004 at $1.266 per share)	-	-	1,351,673
Forgiveness of debt related parties March 2004	-	-	391,597
Exchange of debt to related party for Nurescell Technology	-	-	1,359,187
Related party unearned revenue in connection with Restructure Agreement	-	-	450,000
Net loss	-	(465,556)	(465,556)
Balance, March 31, 2004	(30,000)	(11,361,465)	(391,791)
Forgiveness of debt and accrued interest February 2005	-	-	45,400
Conversion of debt (February 2005 at $2.185 per share)	-	-	307,030
Assumption of accounts payable and accrued expenses by related parties (March 2005)	-	-	77,434
Net loss	-	(84,679)	(84,679)
Balance, March 31, 2005	$ (30,000)	$(11,446,144)	$ (46,606)

The accompanying notes are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,		For the Period from May 12, 1998 (Inception) to March 31,
	2005	2004	2005
Cash Flows From Operating Activities
Net loss	$ (84,679)	$ (465,556)	$(11,446,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	60,145
Bad debts	-	-	33,700
Inventory write-down	-	-	64,537
Write-off of intangible assets	-	-	87,944
Amortization of discount on notes payable	-	-	556,579
Loss on abandonment of computer software	-	-	39,026
Issuance of stock for services	-	-	4,380,882
Fair value of options and warrants	-	-	880,646
Gain on conversion of debt	-	-	(280,000)
Write-off of old accounts payable	(8,587)		(8,587)
Changes in operating assets and liabilities:
Accounts receivable - related party	-	-	(8,700)
Inventory	-	-	(64,537)
Accounts payable	(70,565)	27,381	253,215
Accrued expenses	25,182	250,110	1,816,147
Accrued termination fee	-	-	1,000,000
Unearned income	-	-	450,000
Net Cash Used In Operating Activities	(138,649)	(188,065)	(2,185,147)

Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(99,171)
Acquisition of intangibles	-	-	(87,944)
Net Cash Used In Investing Activities	-	-	(187,115)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-	1,018,000
Financing costs	-	-	(96,349)
Proceeds from stockholder and former officers loan	50,000	-	304,022
Proceeds from issuance of convertible notes	129,256	186,622	1,190,878
Net Cash Provided By Financing Activities	179,256	186,622	2,416,551

Net Increase (Decrease) In Cash	40,607	(1,443)	44,289
Cash - Beginning Of Year	3,682	5,125	-
Cash - End Of Year	$ 44,289	$ 3,682	$ 44,289

The accompanying notes are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

                                      STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,		For the Period from May 12, 1998 (Inception) to March 31,
	2005	2004	2005
Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
Interest	$ -	$ -	$ 7,359
Income taxes	$ -	$ -	$ 1,600

Non-cash Investing and Financing Activities:
Accounts payable and accrued expenses satisfied by issuance of common stock	$ -	$ 747,459	$ 747,459
Conversion of debt	$ 307,030	$ 1,351,673	$ 1,688,703
Forgiveness of debt related parties March 2004	$ 45,400	$ 391,597	$ 436,997
Assumption of accounts payable and accrued expenses by related parties (March 2005)	$ 77,434	$ -	$ 77,434
Exchange of debt to related party for Nurescell technology	$ -	$ 1,359,187	$ 1,359,187
Related party unearned revenue in connection with Restructure Agreement	$ -	$ 450,000	$ 450,000

The accompanying notes are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 1.	BUSINESS AND CONTINUING OPERATIONS

Nurescell Inc. (or the “Company”) was a development stage company that was formed in 1998 for the purpose of developing and commercially exploiting a radiation shielding technology (the "Nurescell Technology").  The Company failed to generate any significant revenue from the Nurescell Technology and having exhausted all of its funding and without any source of revenue, the Company reduced its operations to a minimal level. On January 21, 2004, the Company completed a Restructure Agreement (the "Restructure Agreement") with Triton Private Equities Fund, L.P. ("Triton"), Advanced Technology Industries, Inc. ("ATI") (a related party) and ATI's subsidiary, ATI Nuklear AG ("AG"), pursuant to which Triton took control of the Company and the Company divested itself of the Nurescell Technology.

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

In a series of transactions that occurred on February 16, 2005, (i) Triton converted all but $40,000 of the debt owed to it by the Company into 140,517 shares of common stock, (ii) Triton sold all of its shares in the Company (the “Triton Sale”), constituting 93.2% of the outstanding shares, to 412S, LLC and  2FeetCan, LLC (the “LLCs”) and (iii) the LLCs took control of the Company.

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company is in the development stage and has incurred losses from operations since inception. As of March 31, 2005, the Company had an accumulated deficit since inception of $11,446,144 and stockholders’ deficiency of $46,606. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

Management's business plan will require additional financing. To support its operations during the year ended March 31, 2005, the Company borrowed monies from Triton in the amount of $129,256 and from the LLCs in the amount of $50,000.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Research and Development Costs

Research and development costs are expensed as incurred.

Net Loss Per Common Share

Basic Earnings (Loss) Per Share ("EPS") is calculated by dividing income or loss available to common stockholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.  Securities that could potentially dilute EPS in the future include a convertible promissory note as discussed in Note 3.  The weighted average number of common shares outstanding has been restated to reflect the 1-for-1000 reverse stock split effected on April 22, 2005.

Fair Value of Financial Instruments

The reported carrying amount of the Company's cash, accounts payable, accrued expenses and notes payable to a related party approximates the estimated fair values due to the short-term maturities of those financial instruments.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Similar Equity Instruments

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure"' which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as no options are outstanding. For the years ended March 31, 2005 and 2004, the Company did not issue any stock-based compensation to its employees

Recent Accounting Pronouncements and Adoption of New Policies

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS 123R  addresses all forms of share based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the award’s grant date, based on the estimated number of awards that are expected to vest.  This statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal year that begins after December 15, 2005.  The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004.  The provisions of this statement should be applied prospectively.  The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

 House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 3.	CONVERTIBLE NOTES PAYABLE - Triton (Related Party)

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

On March 21, 2003, Triton converted $30,000 in principal amount of the December Note into 30,000 shares of common stock at the price of $1.00 per share, thus giving Triton approximately 65% of the Company's outstanding common stock and voting control over the Company.

On March 21, 2003, the Company entered into a new convertible promissory note with Triton calling for interest at 10% per annum on all monies advanced to the Company. The aggregate principal amount, plus all accrued interest, is payable thirty days after the Company receives written notice from Triton. The note entitles Triton to convert, at its option and at any time, all or any portion of the aggregate principal amount, and accrued interest, into common stock of the Company at a conversion price which varies based on a percentage of a specified average closing bid price of the common stock during a specified period prior to the conversion date. Advances received under this note totaled approximately $354,000 through March 31, 2005.

On March 2, 2004, Triton converted all $690,000 in remaining principal amount of the December and February Notes and the related interest and penalties totaling $661,673 into 1,067,112 shares of common stock at the price of $1.266 per share, thus giving Triton approximately 92% of the Company's outstanding common stock and voting control over the Company. The amount converted to equity was deemed as payment in full for

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 3.	CONVERTIBLE NOTES PAYABLE - Triton (Related Party) (continued)

all additional outstanding balances owed to Triton under those notes. The value of the accrued interest and penalties converted was less than the total accrual on the Company's books. The forgiveness of debt in the amount of $270,356 was recorded as a credit to additional paid-in capital.

On February 16, 2005, Triton converted $307,030 of the debt owed it by the Company into 140,517 shares of common stock. In connection with the conversion, Triton forgave $45,400 in debt and accrued interest then owed by the Company, leaving $40,000 still due under the note. The forgiveness of debt was recorded as additional paid-in capital in accordance with APB #26. At March 31, 2005, the total amount of principal and accrued interest due under this note amounted to $40,471.

On May 20, 2005, the Company’s remaining debt to Triton was converted into 400,000 shares of common stock.

Note 4.	PROMISSORY NOTES – 412S, LLC & 2FeetCan, LLC (related parties)

On February 28, 2005, the Company issued two promissory notes payable to 412S, LLC and 2FeetCan, LLC (the “LLCs”) in the initial principal amount of $25,000, however that amount was subject to increase in the event that additional amounts were loaned to the Company. The notes accrue interest at a rate of 10% per annum. The aggregate principal and accrued interest is due and payable 30 days after written demand is made by the LLCs. As of March 31, 2005, the total amount of principal and accrued interest due under these notes amounts to approximately $50,400.

On April 25, 2005, the LLC’s each loaned the Company an additional $10,000 increasing the principal and accrued interest amount outstanding to approximately $70,700.

Note 5.	COMMON STOCK

In March 1999, the Company received subscriptions for 5 shares of the Company's common stock at $5,000 per share. Subsequently, in April 1999, the monies were received and the stock was issued.

During the year ended March 31, 2000, the Company received $95,000 for the exercise of 145 stock options. In addition, the Company issued 14 shares for $70,000 to outside investors.

From May 1999 to December 1999, the Company issued 692 shares to employees and outside third parties for past services pursuant to consulting agreements and as approved by the Company's Board of Directors. These shares were valued at prices ranging from $1,120 to $3,500 per share based upon closing prices of the Company's common stock on the dates of the agreements.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 5.	COMMON STOCK (continued)

In January 2000, the Board of Directors approved the issuance of 524 shares of common stock for the payment of past director fees, annual salaries and various unreimbursed expenses due to officers and directors. In addition, the Board of Directors approved an award of 735 shares of common stock to officers and directors on that same date. These issuances were valued at approximately $2,123 per share, based upon the closing price of the Company's common stock on the date of approval.

During the year ended March 31, 2001, the Company received $7,500 for the exercise of 7 stock options. In addition, the Company issued 100 shares of restricted stock at $250 per share and recorded a stock subscription receivable. Restriction on this stock will not be removed until the $25,000 is received.

From May to July 2000, the Company borrowed $412,500 from a non-related party. This debt was converted to 250 shares of common stock on August 11, 2000 at a fair market value of $530 per share. The Company recognized a gain on conversion of debt of $280,000.

On August 17, 2000 the Company issued 34 shares of common stock with a fair market value of approximately $1,031 per share in settlement of a lawsuit. On September 13, 2000 the Company issued a stock bonus to William Wilson, a former President of the Company. A total of 100 shares with a fair market value of $625.00 per share were issued.

Triton converted a portion of the December Note on January 9, 2001 into 337 shares of common stock of the Company with a fair market value of approximately $297 per share.

On February 20, 2001, the Company settled a lawsuit by issuing 50 shares of its common stock with a fair market value of approximately $343 per share.

On March 21, 2003 pursuant to the Restructure Agreement, Triton converted $30,000 in principal amount of the December Note into 30,000 shares of common stock at the price of $1.00 per share, thus giving Triton approximately 65% of the Company's outstanding common stock and voting control over the Company.

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

On March 2, 2004, Triton converted all $690,000 in remaining principal amount of the December and February Notes and the related accrued interest and penalties totaling $661,673 into 1,067,111 shares of common stock at the price of $1.26666 per share, thus giving Triton approximately 92% of the Company's outstanding common stock and additional voting control over the Company. The amount converted to equity was deemed as payment in full for all additional outstanding balances owed to Triton under those notes. The value of the accrued interest and penalties converted was less than the total accrual on the Company's books.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 5.	COMMON STOCK (continued)

The excess balance in the amount of $270,356 was recorded as additional paid-in capital from forgiveness of debt.

On March 2, 2004, pursuant to individual agreements, the Company converted $747,459 in accrued liabilities into 74,746 shares of common stock at the price of $10.00 per share. Certain debt holders agreed to base their conversion calculation on an amount less than the total value owed to them. In those instances, the debt holder agreed to waive any remaining debt in excess of the amount calculated. The forgiveness of debt from related parties resulted in an additional credit to additional paid-in capital of $121,241.

On February 16, 2005, Triton converted $307,030 of the debt owed it by the Company into 140,518 shares of common stock. In connection with the conversion, Triton forgave $45,400 in debt and accrued interest then owed by the Company leaving $40,000 still due under the note. The forgiveness of debt was recorded as additional paid-in capital in accordance with APB #26. At March 31, 2005, the total amount of principal and accrued interest due under this note amounted to $40,471.

On February 16, 2005, Triton sold all of its shares in the Company, constituting 93.2% of the outstanding shares, to 412S, LLC and 2FeetCan, LLC.

Stock Options

The Company has a Non-Qualified Stock Option Plan (the "Plan") whereby the Company may grant options to directors, officers, employees or consultants to purchase the Company's common stock at the fair market value at the time of grant. The aggregate number of the Company's common shares which may be granted under the Plan is 360 shares.  At March 31, 2005, there were no outstanding stock options.

Note 6.	INCOME TAXES

During the years ended March 31, 2005 and 2004, no provision for taxes was required, except for minimum state franchise tax, since the Company has recorded valuation allowances against its net operating loss carryforwards for tax purposes.

For Federal income tax purposes, approximately $10,000,000 of net operating loss carryforwards exists to offset future taxable income. These carryforwards expire in 2018-2024; however utilization may be subject to limitation upon ownership change, as defined by the Internal Revenue Code. If such a change should occur, the actual utilization of the Company's net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change.

No tax benefit has been reported in the accompanying financial statements, however, because of the uncertain realization of these benefits. Accordingly, at March 31, 2005, the $3,400,000 estimated tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount. Due to the change in control of the Company, utilization of this net operating loss carryforward is substantially limited.

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 7.	COMMITMENTS

On April 1, 2003, the Company entered into a Consulting Agreement with Larry Shatsoff, d/b/a Business Analysis Group, LLC (the "Consultant"). The Consultant acted as the President, Secretary, Treasurer and sole director of the Company until February 16, 2005. As part of the consideration for that agreement, the Company paid the Consultant $3,000 per month. The Consulting Agreement terminated on February 16, 2005.

Note 8.	DISCONTINUED OPERATIONS

In connection with the Restructure Agreement (see Note 1), the Company has transferred the Nurescell Technology to AG. Accordingly, the Company's operations have been reflected as discontinued operations in the accompanying statements of operations.

The following information summarizes the operating results of the Nurescell Technology for the periods indicated below:

	For the Years Ended March 31,		For the Period from May 12, 1998 (Inception) to March 31,
	2005	2004	2005
Operating Results:
Revenue - net	$ -	$ -	$ 546,661
Expenses:
Research and development	-	-	472,476
General and administrative expenses	-	45,319	8,352,211
Depreciation expense	-	-	58,923
Interest expense, net	-	235,777	1,727,603
Termination fee	-	-	1,000,000
Loss on inventory write down	-	-	64,537
Write-off of intangible assets	-	-	87,944
Loss on abandonment of computer software	-	-	39,026
Gain on conversion of debt	-	-	(280,000)
Total Expenses	-	281,096	11,522,720
Loss from discontinued operations	$ -	$ (281,096)	$ (10,976,059)

House of Taylor Jewelry, Inc.

(F/K/A Nurescell, Inc.)

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 9.	SUBSEQUENT EVENTS

On April 25, 2005, the LLCs each entered into a Debt Conversion Agreement in which the February 28, 2005, promissory notes were canceled and all principal and accrued interest totaling approximately $70,700 was converted into 1,620,076 shares of the Company’s common stock.

On May 20, 2005, the Company and its wholly-owned subsidiary entered  into a transaction with House of Taylor Jewelry, Inc. (“HOTJ”), a California corporation that was formed in April 2005 and designs and distributes fine jewelry, principally to wholesale and retail companies throughout the United States.  In that transaction (the “HJWL Transaction”), among other things, (i) the Company’s subsidiary merged into HOTJ, (ii) HOTJ, as the survivor in the merger, became a wholly-owned subsidiary of the Company, (iii) the Company’s remaining debt to Triton was converted into 400,000 shares of common stock, (iv) the Company exchanged a total of 30,000,000 shares of its common stock for all 30,000,000 outstanding shares of HOTJ common stock, (v) the Company exchanged options and warrants for a total of 1,860,000 shares of its common stock for existing warrants and options with respect to 1,860,000 shares of HOTJ common stock, (vi) the Company agreed to issue up to 2,000,000 additional shares of common stock to Interplanet Productions Ltd. and up to 1,000,000 additional shares of common stock to Sandbox Jewelry LLC in the event that the closing price of the Company’s common stock is at least $3.00 per share for not less than ten consecutive trading days  following the completion of the HJWL Transaction, (vii) the Company changed its name from “Nurescell Inc.” to “House of Taylor Jewelry, Inc.”, and (viii) the Company issued 150,000 shares of its common stock for services provided to the Company in connection with the merger and (ix) HOTJ changed its name from “House of Taylor Jewelry, Inc.” to “Global Jewelry Concepts, Inc.” As a result of the HJWL Transaction, the principal shareholders of HOTJ have become the principal shareholders of the Company.

Effective May 20, 2005, the Company also entered into subscription agreements with certain accredited investors providing for the private offering of 125,000 units of the Company’s securities at a price of $4.00 per unit (a “Unit”).  Each Unit consisted of two shares of common stock and one common stock purchase warrant (a “Warrant”) entitling the holder to purchase one share of the Company's common stock prior to May 16, 2008 at a price per share of $3.50.  In connection with the sale of Units, the Company entered into Registration Rights Agreements providing for the registration for resale of the shares sold, as well as the shares underlying the Warrants. The sale of the Units generated gross proceeds of $500,000 to the Company.

            On June 7, 2005, the Company issued 2,000,000 additional shares of common stock to Interplanet Productions Ltd. and 1,000,000 additional shares of common stock to Sandbox Jewelry LLC in accordance with the Merger Agreement.

The Company issued 5,291 shares of common stock to employees/consultants for services provided to the Company.

Management's Discussion and Analysis.

This section contains forward-looking statements, including statements regarding the company's prospects for continued operation and existence and statements regarding the company's plans, objectives, expectations and intentions. Those forward-looking statements are based on management's current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. Those risks, factors and uncertainties include, but are not limited to, Nurescell’s history of net losses, uncertainty as to the availability of required funding and uncertainty as to Nurescell’s ability to maintain operations at any level. The cautionary statements made in this section should be read as being applied to all related forward-looking statements wherever they appear in this document.

Plan of Operation

Nurescell was a development stage company, with its operations principally consisting of research, development, testing and marketing of the Nurescell Technology. From inception to March 31, 2005,  Nurescell obtained approximately $918,000 in financing through the sale of equity securities in two private offerings and approximately $102,500 through the exercise of stock options, as well as $1,190,878 through the issuance of convertible promissory notes to Triton. Nurescell utilized all of those funds to (i) commence and pursue patent applications for the Nurescell Technology, (ii) identify, negotiate and finalize suitable research, development and testing contracts, (iii) identify, negotiate and finalize marketing consulting contracts and/or (iv) provide working capital for the ongoing administrative and financing acquisition costs of Nurescell.

Nurescell has incurred losses since inception, including a net loss of $84,679 for the fiscal year ended March 31, 2005. From May 12, 1998 (inception) through March 31, 2005, Nurescell has had a cumulative loss of $11,446,144.

      Despite its efforts, Nurescell failed to generate any significant revenue from the Nurescell Technology. Having exhausted all of its funding and without any source of revenue, Nurescell was forced to reduce its operations to a minimal level. Faced with increasing pressure from Triton regarding Nurescell's obligations under the convertible promissory notes, on March 21, 2003, Nurescell entered into the Restructure Agreement pursuant to which Triton took control of Nurescell and Nurescell divested itself of the Nurescell Technology.  In connection with the Restructure Agreement, Nurescell's Nurescell Technology operations have been reflected as discontinued operations in the accompanying financial statements.

On February 16, 2005, Triton sold all of its shares in Nurescell to the LLCs in the Triton Sale. Thereafter, Nurescell formed a wholly-owned subsidiary and, on May 20, 2005, entered into the HJWL Transaction

On April 22, 2005, the Company effected a 1-for-1000 reverse stock split.

Effective May 20, 2005, the Company entered into subscription agreements with certain accredited investors providing for the private sale of 125,000 Units at a price of $4.00.  The sale of the Units generated gross proceeds of $500,000 to the Company.

As a result of the HJWL Transaction, the Company is now in the business of designing and distributing fine jewelry.  The Company’s core competencies lie in its design capabilities, marketing expertise, business development (brand partnering) and high-end retail distribution..  The Company currently intends to maximize the use of its available funds by targeting its capital resources to develop in-house personnel and physical infrastructure that support those core competencies, while outsourcing those functions and resources that are outside the Company’s areas of expertise and/or more efficiently provided by third parties.

 Results Of Operations For The Fiscal Years Ended March 31, 2005 and 2004.

Nurescell had net sales of $0 for each of the fiscal years ended March 31, 2005 and March 31, 2004. As Nurescell has been in the development stage, revenue generated since inception has been minimal.

Operating expenses of $68,084 for the fiscal year ended March 31, 2005 were significantly lower  than the operating expenses of $170,117 for the fiscal year ended March 31, 2004, due primarily to decreases in general and administrative expenses.

There was a loss from discontinued operations of $0 for the fiscal year ended March 31, 2005, as compared to a loss from discontinued operations of $281,096 for the fiscal year ended March 31, 2004.

Interest expense of $25,182 for the fiscal year ended March 31, 2005 was higher than the interest expense of $14,343 for the fiscal year ended March 31, 2004 due to the new promissory note issued to Triton in March 2003.

Licensing fees generated revenue of $-0- for both the fiscal year ended March 31, 2005, and the fiscal year ended March 31, 2004.

As a result of the above factors, the net loss for the fiscal year ended March 31, 2005 was $84,679, or $ .00 per share, as compared to a net loss of $465,556, or $0.00 per share, for the fiscal year ended March 31, 2004.

Financial Position

Total assets increased from $3,682 at March 31, 2004 to $44,289 at March 31, 2005.

Total liabilities decreased from $395,473 at March 31, 2004 to $90,895 at March 31, 2005. The decrease is primarily attributed to the conversion of notes payable and the related accrued interest and forgiveness of debt due to a related party.

Total stockholders' deficiency decreased from $391,791 at March 31, 2004 to $46,606 at March 31, 2005. The decrease was primarily caused by conversion of liabilities to equity.

Liquidity and Capital Resources

Nurescell required significant funding for continued operations, even at minimal levels. At March 31, 2005, the amount of expenditures required to maintain operations exceeded existing cash, which was $44,289 at March 31, 2005.

Nurescell's cash flow used in operating activities decreased from $188,065 for the fiscal year ended March 31, 2004 to $138,649 for the fiscal year ended March 31, 2005.

During the fiscal year ended March 31, 2005, Nurescell obtained operating funds entirely from loans made by Triton and the LLCs.

Nurescell's financial statements for the year ended March 31, 2005 have been prepared assuming Nurescell will continue as a going-concern. As noted in this annual report on Form 10-KSB, the presence of significant losses, negative cash flows and limited working capital, together with the uncertainties associated with the ability of Nurescell to obtain additional capital, raise substantial doubts as to Nurescell's ability to continue as a going concern. Nurescell's ability to continue as a going concern will be questionable until such time as it is able to generate sufficient revenues in excess of expenses to sustain its normal business activities. Until that time, Nurescell will depend on its ability to raise additional capital through either loans or equity or debt offerings. There can, however, be no guarantee that such financing will be obtained or that any additional financing will be available on terms favorable to Nurescell or its stockholders, if at all.

Critical Accounting Policies

Nurescell's critical accounting policies are those that it believes require significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Stock-Based Compensation

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

Controls and Procedures

Nurescell's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of Nurescell's disclosure controls and procedures as of the end of the period covered by this report (the Evaluation Date") and the Chief Financial Officer has concluded that Nurescell's disclosure controls and procedures are effective to ensure that information required to be disclosed by Nurescell in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the  time periods specified in the applicable Securities and Exchange Commission rules and forms.

Subsequent to the Evaluation Date, (through the date of the merger with HOTJ, Inc.) there were no significant changes in Nurescell's internal controls or in other factors that could significantly affect those controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART III

INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS.

The following Exhibits are included as part of this report (with the numbering corresponding to that used in Nurescell's prior filings on Form 10-QSB):

Exhibit Number	Description
2.1	Restructure Agreement between Nurescell, Triton Private Equities Fund, L.P., Advanced Technology Industries, Inc. and ATI Nuklear AG dated as of March 21, 2003 (1)
2.2	Agreement and Plan of Reorganization, dated as of May 20, 2005, by and among Nurescell, Inc., HOTJ Acquisition Corp. and House of Taylor of Jewelry, Inc. (2)
3.1	Articles of Incorporation, as amended (3)
3.2	Certificate of Amendment to Articles of Incorporation filed February 24, 2004
3.3	Certificate of Amendment to Articles of Incorporation filed May 13, 2005
3.4	Bylaws (3)
10.1	Form of Stock Option Agreement between Nurescell and its officers and directors (3)
10.2	1998 Stock Option Plan (3)
10.3	Form of Indemnification Agreement between Nurescell and its officers and directors (3)
10.4	Convertible Promissory Note dated March 21, 2003 from the Company to Triton Private Equities Fund, L.P. (4)
10.5	Consulting Agreement dated as of April 1, 2003 between the Company, Larry Shatsoff and Triton Private Equities Fund, L.P. (4)
10.6	2003 Stock Compensation Plan (5)
10.7	Amendment to Convertible Promissory Note dated February 16, 2005, between Nurescell and Triton Private Equities Fund, L.P.
10.8	Promissory Note dated February 28, 2005, from the Company to 412S, LLC
10.9	Promissory Note dated February 28, 2005, from the Company to 2FeetCan, LLC
10.10	Debt Conversion Agreement dated April 25, 2005, Between Nurescell, 412S, LLC and 2FeetCan, LLC
10.11	Form of Warrant Agreement (2)
10.12	Form of Registration Rights Agreement (2)
10.13	Employment Agreement with Jack Abramov (2)
10.14	Employment Agreement with Monty Abramov (2)
10.15	Employment Agreement with Rachel Abramov (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
31.3	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certifications

(1)  Incorporated by reference from Nurescell's Report on Form 10-QSB for the quarter ended December 31, 2002 (File No. 0-25377)

(2)

 Incorporated by reference from the Company's Report on Form 8-K dated May 20, 2005 (File No. 0-25377)

(3)

 Incorporated by reference from Nurescell’s Registration Statement on Form 10-SB (File No. 0- 25377).

(4)

 Incorporated by reference from Nurescell's Report on Form 10-KSB for the year ended March 31, 2003 (File No. 0-25377)

(5)

 Incorporated by reference from Nurescell's Registration Statement on Form S-8 (File No. 333-107430)

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of June 2005.

House of Taylor Jewelry, Inc.
By:	/s/ JACK ABRAMOV
Jack Abramov, President and Chief Executive Officer

By:	/s/ JACK BREHM
Jack Brehm, Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated on June 27, 2005.

Signature	Title
/s/ Jack Abramov	President, Chief Executive Officer and Director
Jack Abramov
/s/ Jack Brehm	Chief Financial Officer and Director
Jack Brehm
/s/ Monty Abramov
Monty Abramov	Executive Vice President, Secretary and Director