Form 10QSB
period 2005-06-30
House of Taylor Jewelry, Inc.
filed 2005-08-22
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number  0-25377

HOUSE OF TAYLOR JEWELRY, INC.

(Exact name as specified in its charter)

Nevada	33-0805583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9200 Sunset Blvd., Suite 425. West Hollywood, CA (Address of principal executive office)	90069 (Zip Code)

Registrant’s telephone number:  (310) 860-2660

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No (  )

Outstanding common stock, $.0001 par value as of August 12, 2005: 36,753,801 shares

House of Taylor Jewelry, Inc.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1

Financial Statements (Unaudited)

Condensed consolidated balance sheet – June 30, 2005

Condensed consolidated statements of operations – Three months and six months ended June 30, 2005 and 2004

Condensed consolidated statement of stockholders’ equity – Six months ended June 30, 2005

Condensed Consolidated statements of cash flows – Six months ended June 30, 2005 and 2004

Notes to condensed consolidated financial statements – June 30, 2005

Item 2

Management’s Discussion and Analysis or Plan of Operation.

Item 3

Controls and Procedures

PART II

OTHER INFORMATION

 Item 1.

            Legal Proceedings

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.               Defaults upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

SIGNATURES

PART I – FINANCIAL INFORMATION

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2005

ASSETS

Current assets:

Cash and cash equivalents	$156,133
Accounts receivable – trade	1,188,215
Inventory	2,086,263
Prepaid expenses	96,300
Total current assets	3,526,911

Property and equipment, less accumulated depreciation and amortization	121,630
Intellectual property – related party, less accumulated amortization	245,500
Other assets – deposits	20,265
Total assets	$3,914,306
LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Line of credit	$600,000
Accounts payable	321,176
Accrued liabilities	469,955
Deferred rent expense	29,000
Note payable – related party	302,396
Current portion of notes payable – related parties, subordinated	355,000
Due for purchase of intellectual property – related party	125,000
Total current liabilities	2,202,527

Notes payable – related parties, less current portion, subordinated	1,022,090

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, $.0001 par value, authorized

1,000,000 shares, none issued and outstanding

Common stock, $.0001 par value, authorized

2,000,000,000 shares, issued and outstanding

36,753,801 shares	3,676
Additional paid-in capital	877,388
Retained deficit	(191,375)
Total stockholders’ equity	689,689
Total liabilities and stockholders’ equity	$3,914,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales	$809,488	$1,733,013	$1,868,270	$3,424,399

Cost of goods sold	703,551	1,159,186	1,513,983	2,293,734
Gross profit	105,937	573,827	354,287	1,130,665

Expenses:
Selling, shipping and general and administrative	1,474,756	464,268	2,030,281	827,371
Interest	43,661	49,387	88,290	101,660
	1,518,417	513,655	2,118,571	929,031

Other income – discount received on settlement of payable to vendor	981,980	-	981,980	-

Income (loss) before income taxes	(430,500)	60,172	(782,304)	201,634
State income taxes	3,000	1,000	-	3,500
Net income (loss)	($433,500)	$59,172	($782,304)	$198,134

Pro forma adjustment – additional income taxes as if Company was taxed as a C corporation	-	$23,000	-	$78,000

Pro forma net income (loss)	($433,500)	$36,172	$(782,304)	$120,134

Pro forma net income (loss) per share: basic and diluted	($0.01)	$0.00	($0.02)	$0.00

Weighted average shares outstanding:
Basic and diluted	34,626,647	30,000,000	33,813,324	30,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2005

(Unaudited)

	No. of shares	Common stock Amount	Due from Stockholders	Additional Paid-in Capital
Balance at December 31, 2004, as adjusted for recapitalization	30,000,000	$3,000	($95,000)	$2,176,000

Distributions	-	-	-	(2,114,936)

Outstanding and treasury shares of House of Taylor Jewelry, Inc. at date of merger	3,753,801	376	-	816,624

Additional shares issued	3,000,000	300	-	(300)

Reduction of amount due from stockholders	-	-	95,000	-

Net loss for the six months ended June 30, 2005	-	-	-	-

Balance at June 30, 2005	36,753,801	$3,676	-	$877,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2005

(Unaudited)

	Retained earnings (deficit)	Total

Balance at December 31, 2004	$590,929	$2,674,929

Distributions	-	(2,114,936)

Outstanding and treasury shares of House of Taylor Jewelry, Inc. at date of merger	-	817,000

Additional shares issued	-	-

Reduction of amount due from stockholders	-	95,000

Net loss for the six months ended June 30, 2005	(782,304)	(782,304)

Balance at June 30, 2005	($191,375)	$689,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income (loss)	($782,304)	$198,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,369	7,289
Reduction of allowance for bad debts and returns	-	(50,000)
Expenses paid by issuing common stock	60,000	-
Changes in assets and liabilities:
Accounts receivable	639,808	653.391
Inventory	111,275	(400,095)
Prepaid expenses, etc	(102,000)	(27,704)
Line of credit	-	-
Accounts payable	(1,706,670)	700,212
Accrued liabilities	361,743	(85,679)
Deferred rent expense	4,000	-
Net cash provided by (used in) operating activities	(1,393,779)	995,548

Investing activities:
Additions to property and equipment	-	(85,800)
Acquisition of intellectual property	(125,000)	-
Net cash used in investing activities	(125,000)	(85,800)

Financing activities:
Decrease in line of credit	-	(550,000)
Issuance of common stock	730,000	-
Decrease in loans receivable from stockholders	95,000	-
Decrease in advance to affiliate	56,350	-
Distributions, less non cash distributions	(459,294)	(130,000)
Net cash provided by (used in) financing activities	422,056	(680,000)

Net increase (decrease) in cash	(1,096,723)	229,748

Cash and cash equivalents at beginning of period	1,252,856	671,361

Cash and cash equivalents at end of period	$156,133	$901,109

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Common stock issued for services	$60,000
Debt issued for purchase of intellectual property	$125,000
Note issued in payment of distributions	$1,115,090

            The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

      1. Organization and business

In May 2005, a newly formed subsidiary of House of Taylor Jewelry, Inc. (formerly Nurescell Inc. – an inactive development stage public shell company – “Company”) issued 30,000,000 shares of its common stock (increased to 33,000,000 shares in June 2005) in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (“HOTJ”) – name changed to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. As a result, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. The transaction has been accounted for as a reverse acquisition and the statements of operations and cash flows consist of those of the Global’s operating subsidiary, Tech Line Jewelry, Inc.(“Tech Line”). The former shareholders of Tech Line are principal officers of the Company, represent a majority of the Board of Directors and own approximately 30% of the outstanding common stock of Global.

Global was organized in May 2005 and its stockholders consisted of the former stockholders of Tech Line and two other companies who entered into licensing agreements with Global. The operating company was organized in November 2001 in California and designs and distributes fine jewelry principally to wholesale and retail companies in the United States.

Through June 30, 2005, the Company manufactured substantially all its products from one independent entity with factories in Hong Kong and China.

As a result of the new intellectual properties, the Company is adding products under its Elizabeth Taylor and Kathy Ireland brands to its existing products. The Company is required to pay royalties at varying rates based on sales with a required minimum over the seven year period of the agreement, subject to minimum royalties over the period.

2.  Significant accounting policies

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These statements should be read in conjunction with the historical statements for the years ended December 31, 2004 and 2003 included in the for 8-K/A filed by House of Taylor Jewelry, Inc. under date of May 20, 2005.

Estimates and assumptions

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make  estimates and assumptions that effect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. The most significant estimates used in preparing the financial statements are those relating to the collectibility of receivables and the market value used in valuation of inventory. Actual results could differ from those estimates.

Comprehensive income (loss)

For the three months and six months ended June 30, 2005, comprehensive income consists only of net income (loss) and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per share information

Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Common equivalent shares are not included in the computation of loss per share for the three months and six months ended June 30, 2005 because the effect would be anti-dilutive. There were no common equivalent shares during 2004.

Revenue recognition

The Company recognizes revenue upon shipment of products to customers except when products are shipped to customers on consignment. In the latter situation, revenue is recognized when the customers report sales of the products to the Company.

No customer accounted for more than 10% of revenues for the six months ended June 30, 2005 or 2004. Two customers accounted for 60% of accounts receivable at June 30, 2005.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At June 30, 2005, there were no cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventory

Inventory consists principally of finished products and is stated at the lower of cost (first-in, first-out) or replacement market.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Minor replacements, maintenance and repairs are expensed.  Depreciation is provided on the straight-line basis over the estimated useful life (five years) of the related assets.

Intellectual property

The property is stated at cost and was acquired from a related party. It is being amortized over the six year period of the related agreement.

Income taxes

Through May 20, 2005, the Company’s only operating subsidiary had elected to be taxed under the provisions of Sub-Chapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal corporate income taxes on its taxable income and incurred a liability for California income taxes at the rate of 1 1/2%. The Company’s stockholders were liable for individual federal and California income taxes on the Company’s taxable income. Since that date, the Company is taxable as a C corporation.

Stock options and warrants

The Company has elected to adopt SFAS 123, (Accounting for Stock-Based Compensation,” for disclosure purposes only and applies the provision of APB No.25. The Company did not recognize any compensation expense related to the issuance of stock options in 2005 (no options were outstanding in 2004), as the amounts are immaterial. Had compensation expense for all options granted to employees and directors been recognized in accordance with SFAS 123, the effect on the Company’s net loss would be immaterial.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No.154, :Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123 ® and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123 ® in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123 ®, the modification of employees share options prior to adoption of SFAS 123 ® and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123 ®.

3.

Property and equipment

Property and equipment consists of:

Machinery and equipment	$13,891
Furniture and fixtures	92,318
Leasehold improvements	52,484
158,693
Accumulated depreciation
and amortization	37,063
$121,630

4.   Line of credit

The line of credit provides for maximum borrowings based on a percentage of eligible       receivables and inventory up to a maximum borrowing of $600,000. The loan agreement       requires, among other things, that the Company to maintain tangible net worth of not less      than $2,000,000 and to maintain a specified debt to net worth ratio. At June 30, 2005 the  Company was in compliance with the requirements.  Borrowings bear interest at 1% above the bank’s reference rate (6 1/4% at June 30, 2005), are guaranteed by certain of the Company’s stockholders and are collateralized by substantially all assets of the Company. The agreement expires in September 2005.

5.  Commitments and contingencies

 The Company leases its office under a lease which provides for minimum annual rent of

 starting at $123,000 a year and increasing 3% a year through March 2009 (total $654,000).   A stockholder has guaranteed payments under the lease.

The Company has employment agreements with three officers providing for aggregate minimum annual compensation of $580,000 through 2012.

The Company has a consulting agreement providing for the payment of $3,000 a month to May 2006.

The Company is the licensee under agreements with affiliates which provide for the payment of royalties on products sold. The licenses are for seven years (renewable under certain circumstances) and provide for minimum royalties over the period of approximately $12,000,000.

 6.   Related party transactions

In connection with the merger in May 2005, the shareholders of Tech Line Jewelry, Inc. received distributions which included a note for $1,365,090 (subordinated to the line of credit and collateralized by a security interest in the assets of the subsidiary, subject to the first security interest held by a bank) payable over three years with interest at 8% a year. Further, the shareholders agreed to repurchase any of the accounts receivable at May 20, 2005 which remained outstanding over a specified period. The shareholders also loaned the Company $302,396, payable on demand with interest at 8% a year.

      The amount due for purchase of intellectual property is to a major shareholder and is payable in installments through December 31, 2005.

      During the quarter ended June 30, 2005, the Company incurred approximately $15,000 of royalty expense to a related party.

7.  Options and warrants

At June 30, 2005, there are outstanding options and warrants for the purchase of common stock as follows:

1,750,000 shares at $1 per share from May 2006 to May 2009

      80,000 shares at $1 per share to May 2009

      125,000 shares at $3.50 to 2009

      25,000 shares at $0.15 to 2010

      5,000 shares at $0.15 to 2008

Pro forma information for compensation expense for options granted to employees and directors is not presented because the effect is not material.

8.   Subsequent events

Subsequent to June 30, 2005, the Company sold approximately 1,524,000 units at $4.25 per unit in a private placement. The total amount raised, net of selling commissions and estimated expenses, amounted to approximately $5,800,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at $7.00 per share at any time to 2010.

The Company is required to file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to these securities within a specified period from closing of the transaction. Further, the Company is required to file responses to comments from the SEC within specified periods and is required to have the registration effective within a specified period from closing. Significant penalties may be imposed for the Company’s failure to meet these requirements.

On June 29, 2005, the Company entered into a Fulfillments Agreement. The services provided under the agreement did not commence until subsequent to June 30, 2005. The agreement provides for services to be provided to the Company, consisting of warehousing, inspecting, shipping, billing, collecting and other services. The fulfillment house will be entitled to a commission of 5% on products sold by its sales people. Further the agreement also provides that the Company be paid a distribution fee for products included in the

Company’s line which are manufactured and sold by the fulfillment house. The fulfillment house will be entitled to recover from the Company its actual incremental expenses incurred in providing fulfillment services subsequent to January 1, 2006 and will not be entitled to such recovery for services provided prior thereto

The agreement terminates in June 2009. However, the Company may terminate on 90 day’s notice.

Item 2. Management’s Discussion and or Plan of Operation

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004.

Net sales for the three months and for the six months ended June 30, 2005 amounted to $809,488 and $1,868,270, respectively, a decrease of $923,525 and $1,556,129 from the same periods last year. For the three months and six months ended June 30, 2004, net sales were $1,733,013 and $3,424,399, respectively.

During 2005, the Company expended much of its efforts in designing new products and developing marketing programs. In anticipation of the product launch at the jewelry show, the Company focused on the new products to be incorporated into the Elizabeth Taylor and Kathy Ireland lines rather than its existing products. These activities were the primary reasons for decreased sales in the first and second quarters of 2005 as compared to the previous year.

Gross profit declined in the current three month and six month periods from that of the previous year as a result of decreased sales. Gross profit as a percentage of sales were 13% (three months June 30, 2005), 19% (six months June 30, 2005), and 33% (three months and six months June 30, 2004). The gross profit percentage in the current periods was less because the Company was selling products from its previous product line at lower prices to reduce inventories of the non-branded generic product lines.

Selling, shipping and general and administrative expenses were $1,474,756 (three months ended June 30, 2005) and $2,030,281 (six months ended June 30, 2005), compared to $464,268 (three months ended June 30, 2004) and $827,371 (six months ended June 30, 2004). The increase amounted to $1,010,488 and $1,202,910 for the three month and six month periods, respectively. The increases were the result of accounting and legal fees associated with the reorganization and merger which took place in May 2005. Further, the Company incurred significant additional costs for personnel and expenses for the jewelry show which were needed for the introduction of the new Elizabeth Taylor and Kathy Ireland lines and the launch of the new products.

Interest expense amounted to $43,661 for the three months and $88,290 for the six months ended June 30, 2005 compared to $49,387 and $101,660 for the same periods in the prior year. Interest expense relates principally to the line of credit, the imputed interest on an obligation to a vendor which was due after three years from purchase without interest ,and in the quarter ended June 30, 2005, interest on related party notes.

Other income amounted to $981,980 in the three and six months ended June 30, 2005. This was the result of the settlement at a discount of the obligation to the vendor discussed in the previous paragraph.

The Company incurred net losses of $433,500 for the three months ended June 30, 2005 and $782,304 for the six months ended June 30, 2005 compared to net income of $59,172, for the three months ended June 30, 2004 and $198,134 for the six months ended June 30, 2004. The significant decease in operating results was due to the reduced sales and gross margin and increased expenses as discussed in the preceding paragraphs.

Liquidity and Capital Resources

For the six months ended June 30, 2005, the Company incurred negative cash flow from operations of $1,393,779 and purchased intellectual property of $250,000. This was funded from stockholder advances, issuance of common stock from the merger in May 2005 and existing working capital. The Company believes it will be able to obtain additional funds required for its operations from cash flow generated from operations and by issuing equity and debt as required. In August 2005, the Company raised approximately $5,800,000 from the sale of units consisting of common stock and warrants.

Critical Accounting Policies and use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 3

Controls and Procedures.

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company’s management, including the Chief  Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to that date.

PART II

      .

                 This Form 10-QSB and our other filings with the Securities and Exchange Commission and public announcements contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results of performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “should,” “would,” “may” or similar expressions, or statements that involve hypothetical events.

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as reported in the Company’s filings - None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32 – Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report on Form 8-K

Form 8-K filed April 22, 2005 with respect to Item 7.01

Form 8-K filed April 29, 2005 with respect to Item 1.01, 1.02 and 3.02

Form 8-K filed May 26,  2005 with respect to Item 1.01, 1.02, 2.01, 3.02, 5.01, 5.02, 7.01 and

  9.01

Form 8-K/A filed June 10, 2005 with respect to Item 2.01

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

HOUSE OF TAYLOR JEWELRY, INC.

Dated:  August 19, 2005

/s/ Jack Abramov

 Chief Executive Officer and

Dated: August 19, 2005

                                                   /s/ Jack Brehm

                                                                                            Chief Financial Officer

(Principal Accounting Officer)