Form 10QSB
period 2005-09-30
House of Taylor Jewelry, Inc.
filed 2005-11-21
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number 0-25377

HOUSE OF TAYLOR JEWELRY, INC.

(Exact name as specified in its charter)

Nevada	33-0805583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9200 Sunset Blvd., Suite 425 West Hollywood, California (Address of principal executive office)	90069 (Zip Code)

Registrant’s telephone number:  (310) 860-2660

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No (  )

As of September 30, 2005 the registrant had 38,285,286 shares of common stock issued and outstanding.

House of Taylor Jewelry, Inc.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1

Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of September 30, 2005

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

Notes to condensed consolidated unaudited financial statements

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

SIGNATURES

PART I – FINANCIAL INFORMATION

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

September 30, 2005

ASSETS

Current assets:
Cash and cash equivalents (including restricted cash of $2,000,000)	$4,226,970
Accounts receivable – trade, net of allowance of $250,000	1,288,478
Inventory	2,611,286
Prepaid expenses	197,400
Total current assets	8,324,134

Property and equipment, net	113,695
Intellectual property – related party, net	259,000
Deposits	20,265
Total assets	$8,717,094
LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Line of credit	$600,000
Accounts payable	623,010
Accrued liabilities	460,558
Deferred rent expense	29,000
Current portion of notes payable – related parties	418,562
Due for purchase of intellectual property – related party	75,000
Total current liabilities	2,206,130

Notes payable - related parties, including accrued interest – less current portion	943,468

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, $.0001 par value, 1,000,000 shares

     authorized, -0- issued and outstanding

   Common stock, $.0001 par value, 2,000,000,000 shares

      authorized, 38,277,781 shares issued and outstanding

- 3,828
Additional paid-in capital	6,548,397
Accumulated deficit	(984,729)
Total stockholders’ equity	5,567,496
Total liabilities and stockholders’ equity	$8,717,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net sales	$1,288,771	$1,557,944	$3,157,041	$4,982,343

Cost of goods sold	626,696	1,044,879	2,140,679	3,338,613
Gross profit	662,075	513,065	1,016,362	1,643,730

Expenses:
Selling, shipping and general and administrative	1,433,158	361,782	3,463,439	1,189,153
Income from operations	(771,083)	151,283	(2,447,077)	454,577

Other income (expense): Discount received on settlement of payable to vendor	-	-	981,980	-
Interest income	17,000	-	17,000	-
Interest expense	(39,271)	(66,342)	(127,561)	(168,002)
	(22,271)	(66,342)	871,419	(168,002)

Income (loss) before income taxes	(793,354)	84,941	(1,575,658)	286,575
State income taxes	-	1,500	-	5,000
Net income (loss)	($793,354)	$83,441	($1,575,658)	$281,575

Pro forma adjustment – additional income taxes as if Company was taxed as a C corporation	-	34,000	-	113,000

Pro forma net income (loss)	($793,354)	$49,441	($1,575,658)	$168,575

Pro forma net income (loss) per share: basic and diluted	$(0.02)	$0.00	$(0.04)	$0.01

Weighted average shares outstanding:
Basic and diluted	37,515,791	30,000,000	37,007,798	30,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2005

(Unaudited)

	No. of shares	Common stock Amount	Due from Stock-holders	Additional Paid-in Capital	Retained Earnings (accumulated Depreciation)	Total
Balance at December 31, 2004, as adjusted for recapitalization	30,000,000	$3,000	($95,000)	$2,176,000	$590,929	$2,674,929

Distributions	-	-	-	(2,115,771)		(2,115,771)

Outstanding and treasury shares of House of Taylor Jewelry, Inc. at date of merger	3,753,801	376	-	816,624	-	817,000

Additional shares issued	3,000,000	300	-	(300)	-

Reduction of amount due from stockholders	-	-	95,000	-	-	95,000

Proceeds from sale of Units in private placement, net of expenses	1,523,980	152	-	5,671,844	-	5,671,996

Net loss for the nine months ended September 30, 2005	-	-	-	-	(1,575,658)	(1,575,658)

Balance at September 30, 2005	38,277,781	$3,828	-	$6,548,397	$(984,729)	$5,567,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income (loss)	($1,575,658)	$281,575
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,804	18,223
Loss on abandonment of property and equipment	-	20,735
Reduction of allowance for bad debts and returns	-	(50,000)
Expenses paid by issuing common stock	60,000	-
Changes in assets and liabilities:
Accounts receivable	539,445	909,762
Inventory	(413,748)	(283,095)
Prepaid expenses, etc	(200,100)	18,513
Accounts payable	(1,407,836)	847,576
Accrued liabilities	340,346	(98,106)
Deferred rent expense	4,000	12,500
Net cash provided by (used in) operating activities	(2,613,747)	1,677,683

Investing activities:
Additions to property and equipment	-	(144,802)
Acquisition of intellectual property	(150,000)	-
Net cash used in investing activities	(150,000)	(144,802)

Financing activities:
Decrease in line of credit	-	(1,150,000)
Proceeds from sale of units	5,671,996	-
Issuance of common stock	730,000	-
Decrease in loans receivable from stockholders	95,000	-
Payment of debt for purchase of intellectual property	(50,000)	-
Decrease in advance to affiliate	56,350	15,994
Distributions, less non cash distributions	(765,485)	(210,000)
Net cash provided by (used in) financing activities	5,737,861	(1,344,006)

Net increase in cash	2,974,114	188,875

Cash and cash equivalents at beginning of period	1,252,856	671,361

Cash and cash equivalents at end of period	$4,226,970	$860,236

4

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Common stock issued for services	$ 60,000
Debt originally issued for purchase of intellectual property	$ 125,000
Note issued in payment of dividend	$1,115,090

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

1. Organization and business

In May 2005, a newly formed subsidiary of House of Taylor Jewelry, Inc. (formerly Nurescell Inc. – an inactive development stage public shell company – “Company”) issued 30,000,000 shares of its common stock (increased to 33,000,000 shares in June 2005) in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (“HOTJ”) – name changed to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. As a result, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. The transaction has been accounted for as a reverse acquisition and the statements of operations and cash flows consist of those of Global’s operating subsidiary, Tech Line Jewelry, Inc. (“Tech Line”). The former shareholders of Tech Line are principal officers of the Company and own approximately 30% of the outstanding common stock of Global.

Global was organized in May 2005 and its stockholders consisted of the former stockholders of Tech Line and two other companies who entered into licensing agreements with Global. The operating company was organized in November 2001 in California and designs and distributes fine jewelry principally to wholesale and retail companies in the United States.

Through June 30, 2005, the Company contracted with one independent entity with factories in Hong Kong and China to manufacture substantially all its products.

As a result of recently signed licensing agreements, the Company is adding products under its Elizabeth Taylor and Kathy Ireland brands to its existing products. The Company is required to pay royalties to the licensors at varying rates based on sales with required minimum payments over the seven year period of these agreements.

2.  Significant accounting policies

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These statements should be read in conjunction with the historical statements for the years ended December 31, 2004 and 2003 included in the 8-K/A filed by House of Taylor Jewelry, Inc. dated May 20, 2005.

Estimates and assumptions

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make  estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. The most significant estimates used in preparing the financial statements are those relating to the collectibility of receivables and the market value used in valuation of inventory. Actual results could differ from those estimates.

Comprehensive income (loss)

For the three months and nine months ended September 30, 2005, comprehensive income consists only of net income (loss) and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per share information

Basic earnings (loss) per share is determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings or (loss) per share is determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Stock options and warrants outstanding of 3,508,980 for the three and nine months ended September 30, 2005 have been excluded from the above calculation because the effect would be anti-dilutive. There were no common equivalent shares during 2004.

Revenue recognition

The Company recognizes revenue upon shipment of products to customers except when products are shipped to customers on consignment. In the latter situation, revenue is recognized when the customers report sales of the products to the Company.

One customer accounted for 17% of sales for the nine months ended September 30, 2005 and two customers accounted for 11% and 12% of sales for the nine months ended September 30, 2004. No other customer accounted for more than 10% of revenues for those periods. Three customers accounted for 14%, 12% and 11% of accounts receivable at September 30, 2005; one other customer accounted for more than 10% of accounts receivable at September 30, 2005.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash and cash equivalents collateralize the Company’s line of credit.

Inventory

Inventory consists principally of finished products and is stated at the lower of cost (first-in, first-out) or replacement market.

Allowance for doubtful accounts

The Company’s management reviews receivables on an ongoing basis. An allowance for doubtful accounts is provided for accounts where collection is considered doubtful.

An allowance for returns is provided based on an ongoing review of returns and management expectation of returns based on their evaluation of current business conditions. The Company does not have a policy of allowing customers to return products, but may accept returns where the customer concurrently purchases additional products or where the Company considers the likelihood of collection to be remote.

Allowances are adjusted on a quarterly basis based on the above review and analysis.

Costs and expenses

Cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.

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

Stock options and warrants

The Company has elected to adopt SFAS 123 (Accounting for Stock-Based Compensation,” for disclosure purposes only and applies the provision of APB No.25. The Company did not recognize any compensation expense related to the issuance of stock options in 2005 (no options were outstanding in 2004), as the amounts are immaterial. Had compensation expense for all options granted to employees and directors been recognized in accordance with SFAS 123, the effect on the Company’s net loss would be immaterial.

Recent accounting pronouncements

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6,       Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No.154, ”Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company is required to adopt it by in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123 (R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123 (R), the modification of employees share options prior to adoption of SFAS 123 (R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123 (R).

3.     Property and equipment

Property and equipment consists of:

Machinery and equipment	$13,891
Furniture and fixtures	92,318
Leasehold improvements	52,484
158,693
Accumulated depreciation
and amortization	44,998
$113,695

4.   Line of credit

In July 2005, the Company entered into a new line of credit expiring in August 2006, providing for maximum borrowings of $2,000,000, collateralized by the Company’s time deposit of that amount. Borrowings bear interest at 8.4% at September 30, 2005.

5. Common stock

In August 2005, the Company sold 1,523,980 units at $4.25 per unit in a private placement. The Company received approximately $5,560,000, net of selling commissions and expenses. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $7.00 per share at any time until August 12, 2010. In addition, the Company issued 152,398 warrants to affiliates of the placement agent.

The Company entered into a registration rights agreement with the investors in the private placement which required the Company file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to these securities within the specified period from closing of the transaction.  The Company filed a registration agreement within the specified period.  Further, the Company is required to file responses to comments from the SEC within specified periods and is required to have the registration effective by December 30, 2005. Liquidated damages of 1% – 1 ½% per month for a maximum of 24 months will be incurred in the event of the Company’s failure to register the shares. However, this registration rights agreement did not require derivative accounting and resulting liability classification of the warrants per EITF 00-19 because, as set forth in paragraph 16,  the maximum amount of liquidated damages did not exceed a reasonable discount between the difference in fair market value of registered and unregistered shares.  Therefore the delivery of unregistered shares together with liquidated damages is considered an economic settlement alternative, net share settlement is presumed, and liability classification is not required.

6.  Commitments and contingencies

On June 29, 2005, the Company entered into a Fulfillments Agreement. The services provided under the agreement commenced during the quarter ended September 30, 2005. The agreement provides for services to be provided to the Company, consisting of warehousing, inspecting, shipping, billing, collecting and other services. The fulfillment house is entitled to a commission of 5% on all House of Taylor Jewelry products sold by its sales people. Further the agreement also provides that the

Company be paid a distribution fee for products included in the Company’s line which are manufactured and sold by the fulfillment house. During the quarter ended September 30, 2005 sales of  these products were billed and recorded as revenue by the Company and the amount due to the fulfillment house was recorded as cost of goods sold. The fulfillment house will be entitled to recover from the Company its actual incremental expenses incurred in providing fulfillment services subsequent to January 1, 2006 and will not be entitled to such recovery for services provided prior thereto. The agreement terminates in June 2009. However, the Company may terminate on 90 day’s notice.

The Company leases its office under a lease which provides for minimum annual rent starting at $123,000 a year and increasing 3% a year through March 2009 (total $654,000).   A stockholder has guaranteed payments under the lease.

The Company has employment agreements with three members of management providing for aggregate minimum annual compensation of $580,000 through 2012.

The Company has a consulting agreement providing for the payment of $3,000 a month to May 2006.

The Company is the licensee under agreements with affiliates which provide for the payment of royalties on products sold. The licenses are for seven years (renewable under certain circumstances) and provide for minimum royalties over the period of approximately $12,000,000.

7.   Related party transactions

In connection with the merger in May 2005, the shareholders of Tech Line Jewelry, Inc. received distributions which included a note in the original amount of $1,365,090 payable over three years commencing October 2005, with interest at 8% a year. The note is secured by the assets of Tech Line.  Further, the shareholders agreed to take back the receivable and reduce the note for any of the accounts receivable at May 20, 2005 which remained outstanding over a specified period. As of September 30, 2005, the note has been reduced approximately $41,000 by accounts receivable returned and other adjustments. The shareholders also loaned the Company $302,396, payable on demand with interest at 8% a year, which loan was repaid during the three months ended September 30, 2005.

      The amount due for purchase of intellectual property is to a major shareholder and is payable in installments through December 31, 2005.

      The Company incurred royalty expense to related parties of approximately $55,000 (three months ended September 30, 2005) and $70,000 (nine months ended September 30, 2005)..

8.  Options and warrants

We intend to adopt an incentive and non-statutory stock option plan in the near future. The purpose of the option plan will be to provide participants with an inducement to maintain their status with us and to further advance the interests of House of Taylor Jewelry. We expect to grant options in consideration of matters such as past and potential future contributions. After we adopt the option plan we will seek approval of the adoption from our shareholders.

 At September 30, 2005, in addition to the warrants discussed in Note 5, there are outstanding options and warrants for the purchase of common stock as follows:

•

1,750,000 shares at $1 per share from May 2006 to May 2009

•

80,000 shares at $1 per share to May 2009

•

125,000 shares at $3.50 to 2009

•

25,000 shares at $0.15 to 2010

•

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

Management believes that developing new products and maximizing the opportunities to market them under the Elizabeth Taylor and Kathy Ireland brands are critical challenges it faces. Management’s experience in the industry is significant; however, the new requirements in designing, marketing, advertising and selling branded products are different.

Results of operations for the three months and nine months ended September 30, 2005 as compared to the three months and nine months ended September 30, 2004.

Net sales for the three months and for the nine months ended September 30, 2005 totaled $1,288,771 and $3,157,041, respectively, a decrease of $269,173 and $1,825,302 from the same periods last year. For the three months and nine months ended September 30, 2004, net sales were $1,557,944 and $4,982,343, respectively.

During 2005, the Company expended much of its efforts in designing new products and developing marketing programs. In anticipation of the brands’ introduction at a major  jewelry trade show, the Company focused on the new products to be incorporated into the Elizabeth Taylor and Kathy Ireland lines rather than its existing products. These activities were the primary reasons for decreased sales in the 2005 quarter and nine months as compared to the previous year.

Gross profit declined in the current three month and nine month periods from that of the previous year as a result of decreased sales. Gross profit as a percentage of sales were 51% (three months September 30, 2005), 32% (nine months September 30, 2005), and 33% (three months and nine months September 30, 2004). The gross profit percentage in the current three month period reflected improvements due to sales of new product lines; for the current nine month period the gross profit percentage was less because the Company was selling products during the earlier period in the year from its previous product line at lower prices to reduce inventories of the non-branded generic product lines.

Selling, shipping and general and administrative expenses were $1,433,158 (three months ended September 30, 2005) and $3,463,439 (nine months ended September 30, 2005), compared to $361,782 (three months ended September 30, 2004) and $1,189,153 (nine months ended September 30, 2004). The increase amounted to $1,071,376 and $2,274,286 for the three month and nine month periods, respectively. The increases were the result of accounting and legal fees associated with the reorganization and reverse acquisition which took place in May 2005 as well as the royalty expense and fulfillment expense which were incurred for the first time in 2005.  Further, the Company incurred significant additional costs for personnel, advertising and other expenses for the introduction of the new Elizabeth Taylor and Kathy Ireland brands at a major jewelry trade show.

Interest expense totaled $39,271 for the three months and $127,561 for the nine months ended September 30, 2005 compared to $66,342 and $168,002 for the same periods in the prior year. Interest expense relates principally to the line of credit, the imputed interest on an obligation to a vendor which was due after three years from purchase without interest, and in the 2005 periods, interest on related party notes.

Other income totaled $998,980 in the nine months ended September 30, 2005 of which $981,980 was the result of the settlement at a discount of the obligation to the vendor discussed in the previous paragraph.

The Company incurred net losses of $793,354 for the three months ended September 30, 2005 and $1,575,658 for the nine months ended September 30, 2005 compared to historical net income of $83,441, for the three months ended September 30, 2004 and $281,575 for the nine months ended September 30, 2004. The significant decease in operating results was due to the reduced sales and gross margin and increased expenses as discussed in the preceding paragraphs.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, the Company cash used in operations totaled $2,613,747. This was funded by the proceeds from the sale of units in a private placement in August 2005, from stockholder advances, issuance of common stock from the merger in May 2005 and existing working capital.

The principal uses of funds from operations in the nine months ended September 30, 2005 was the loss of $1,575,658, decrease of $1,407,836 in accounts payable (primarily from the settlement of debt to one vendor at a gain) and an increase in inventory of $413,748 and prepaid expenses of $200,100, offset by an decrease in receivables of $539,445 and an increase in accrued liabilities of $340,344.

Critical Accounting` Policies and Use of Estimates

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

The Company’s management reviews receivables on an ongoing basis. An allowance for doubtful accounts is provided for accounts where collection is considered doubtful.

An allowance for returns is provided based on an ongoing review of returns and management expectation of returns based on their evaluation of current business conditions. The Company does not have a policy of allowing customers to return products, but may accept returns where the customer concurrently purchases additional products or where the Company considers the likelihood of collection to be remote.

Allowances are adjusted on a quarterly basis based on the above review and analysis.

Item 3

Controls and Procedures.

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company’s management, including the Chief  Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to that date.

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

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2005, the Company sold 1,523,980 units at $4.25 per unit in a private placement. The total amount raised, net of selling commissions and expenses, was approximately $5,560,000. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $7.00 per share at any time until August 12, 2010. In addition, the Company issued 152,398 warrants to affiliates of the placement agent.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Form 8-K/A filed July 8, 2005 with respect to Item 9.01

Form 8-K filed July 13, 2005 with respect to Items 8.01 and 9.01

Form 8-K filed August 5, 2005 with respect to Items 4.01 and 9.01

Form 8-K filed on August 17, 2005 with respect to Items 1.01, 3.02 and 9.01

Form 8-K filed on August 19, 2005 with respect to Items 8.01 and 9.01

Form 8-K filed October 3, 2005 with respect to Items 5.02 and 9.01

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

HOUSE OF TAYLOR JEWELRY, INC.

Dated: November 18, 2005

                                        /s/ Pauline Schneider

 Pauline Schneider

                                                                                            Chief Financial Officer

(Principal Accounting Officer)

                                                                                            Since October 17, 2005

Dated: November 18, 2005                                                 /s/ Jack Brehm

Jack Brehm

                                                                                            Chief Financial Officer

                                                                                            (Principal Accounting Officer)

                                                                                             Through October 16, 2005