Form 10QSB/A
period 2005-06-30
House of Taylor Jewelry, Inc.
filed 2006-02-06
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB /A

(Amendment no.1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number   0-25377

HOUSE OF TAYLOR JEWELRY, INC.

(Exact name as specified in its charter)

Nevada	33-0805583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9200 Sunset Blvd., Suite 425 .. West Hollywood, ~~California~~ CA (Address of principal executive office)	90069 (Zip Code)

Registrant’s telephone number:  (310) 860-2660

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

EXPLANATORY NOTE

This amendment No. 1 to this Quarterly Report on Form 10-QSB/A is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “staff”).  The Condensed Consolidated Statements of Operations have been restated to reflect the reduction of net loss due to the reversal of an expense originally recorded by the Company that was incurred by Nurescell prior to the recapitalization.  Additionally, amounts on the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statement of Cash Flows have been revised to provide more detail. This amendment  also provides additional disclosure of the Company’s Significant Accounting Policies relating to Allowance for receivables and Costs and expenses. Further, Item 2. – Management’s Discussion and Analysis or Plan of Operation has been expanded to provide information regarding the challenges and risks facing management. In addition, the section on Liquidity and Capital Resources has also been expanded to provide details of the individual items contributing to the uses of funds from operations.

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

Item 3.               Defaults upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

SIGNATURES

PART I – FINANCIAL INFORMATION

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2005

ASSETS	(Restated)
Current assets:
Cash and cash equivalents	$156,133
Accounts receivable – trade	1,188,215
Inventory	2,086,263
Prepaid expenses	96,300
Total current assets	3,526,911

Property and equipment, less accumulated depreciation and amortization	121,630
Intellectual property – related party, less accumulated amortization	245,500
Other assets – deposits	20,265
Total assets	$3,914,306
LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Line of credit	$600,000
Accounts payable	321,176
Accrued liabilities	469,955
Deferred rent expense	29,000
Note payable – related party	302,396
Current portion of notes payable – related parties, subordinated	355,000
Due for purchase of intellectual property – related party	125,000
Total current liabilities	2,202,527

Notes payable – related parties, less current portion, subordinated	1,022,090

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, $.0001 par value, authorized

1,000,000 shares, none issued and outstanding

Common stock, $.0001 par value, authorized

2,000,000,000 shares, issued and outstanding

36,753,801 shares	3,676
Additional paid-in capital	817,388
Retained deficit	(131,375)
Total stockholders’ equity	689,689
Total liabilities and stockholders’ equity	$3,914,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)

Net sales	$809,488	$1,733,013	$1,868,270	$3,424,399

Cost of goods sold	703,551	1,159,186	1,513,983	2,293,734
Gross profit	105,937	573,827	354,287	1,130,665

Expenses:
Selling, shipping and general and administrative	1,414,756	464,268	1,970,281	827,371
Interest	43,661	49,387	88,290	101,660
	1,458,417	513,655	2,058,571	929,031

Other income – discount received on settlement of payable to vendor	981,980	-	981,980	-

Income (loss) before income taxes	(370,500)	60,172	(722,304)	201,634
State income taxes	3,000	1,000	-	3,500
Net income (loss)	($373,500)	$59,172	($722,304)	$198,134

Pro forma adjustment – additional income taxes as if Company was taxed as a C corporation	-	$23,000	-	$78,000

Pro forma net income (loss)	($373,500)	$36,172	$(722,304)	$120,134

Pro forma net income (loss) per share: basic and diluted	($0.01)	$0.00	($0.02)	$0.00

Weighted average shares outstanding:
Basic and diluted	34,626,647	30,000,000	33,813,324	30,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2005

(Unaudited)

	Common Stock		Due from Stockholders	Additional Paid-in Capital	Retained earnings (accumulated deficit)	Total
	No. Shares	Amount
Balance at December 31, 2004
adjusted for recapitalization	28,500,000	2,850	(95,000)	2,203,150	590,929	2,701,929

Shares and warrants issued for cash	1,500,000	150	-	229,850		230,000

Outstanding and treasury shares of House of Taylor Jewelry, Inc. at date of merger	3,753,801	376	-	499,624	-	500,000

Additional shares issued	3,000,000	300		(300)		-

Distributions (unaudited)	-	-	-	(2,114,936)	-	(2,114,936)

Reduction of amount due from stockholders (unaudited)	-	-	95,000	-	-	95,000

Net loss for the six months ended June 30, 2005 (restated)	-	-	-	-	(722,304)	(722,304)

Balance at June 30, 2005	36,753,801	$3,676	-	$817,388	($131,375)	$689,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:	(Restated)
Net income (loss)	($722,304)	$198,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,369	7,289
Reduction of allowance for bad debts and returns	-	(50,000)
Changes in assets and liabilities:
Accounts receivable	639,808	653.391
Inventory	111,275	(400,095)
Prepaid expenses, etc	(102,000)	(27,704)
Line of credit	-	-
Accounts payable	(1,706,670)	700,212
Accrued liabilities	361,743	(85,679)
Deferred rent expense	4,000	-
Net cash provided by (used in) operating activities	(1,393,779)	995,548

Investing activities:
Additions to property and equipment	-	(85,800)
Cash acquired at capitalization	500,000	-
Acquisition of intellectual property	(125,000)	-
Net cash used in investing activities	375,000	(85,800)

Financing activities:
Decrease in line of credit	-	(550,000)
Issuance of common stock	230,000	-
Decrease in loans receivable from stockholders	95,000	-
Decrease in advance to affiliate	56,350	-
Decrease in loan from stockholder	(11,844)	-
Distributions, less non cash distributions	(447,450)	(130,000)
Net cash provided by (used in) financing activities	(77,944)	(680,000)

Net increase (decrease) in cash	(1,096,723)	229,748

Cash and cash equivalents at beginning of period	1,252,856	671,361

Cash and cash equivalents at end of period	$156,133	$901,109

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Debt issued for purchase of intellectual property	$125,000
Note issued in payment of distributions	$1,667,486

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

Per share information

Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. ~~Common equivalent shares~~ Shares issuable upon the exercise of outstanding options and warrants are not included in the computation of loss per share for the three months and six months ended June 30, 2005 because the effect would be anti-dilutive. There were no ~~common equivalent shares~~ outstanding options or warrants  during 2004.

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

~~Property and equipment~~ Allowance for receivables

The Company’s management reviews receivables on an ongoing basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of previously written off receivables are recorded when received.  No interest is charged on past due accounts.

An allowance for returns is provided based on an ongoing review of returns and management expectation of returns based on their evaluation of current business conditions. The Company does not have a policy of allowing customers to return products, but may accept returns where the customer concurrently purchases additional products or where the Compnay considers the likelihood of collection to be remote.

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

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123 ® and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123 ® in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123 ®, the modification of employees share options prior to adoption of SFAS ~~123 ®~~ 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS ~~123 ®.~~  123R

3.

Restatement of net loss

In the three months ended June 30, 2005, the Company had originally recorded $60,000 of expense which was incurred by Nurescell, the accounting acquiree prior to the recapitalization.  The Company has restated this expense so that it is properly not reflected in the historical financial statements.  This resulted in a restatement (reduction) of net loss by $60,000, from $433,500 to $373,500 and from $782,304 to $722,304 for the three months and six months ended June 30, 2005, respectively.  This restatement  did not result in any change in asset, liability or equity totals, nor did it change the net loss per share.

4.    Property and equipment

Property and equipment consists of:

Machinery and equipment	$13,891
Furniture and fixtures	92,318
Leasehold improvements	52,484
158,693
Accumulated depreciation
and amortization	37,063
$121,630

~~4.~~

5.   Line of credit

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

~~5.~~ 6.  Commitments and contingencies

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

  ~~6 .~~ 7 ..   Related party transactions

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

      During the quarter ended June 30, 2005, the Company incurred approximately $15,000 of royalty expense to a related party ~~.~~

8.  Common Stock

~~7.~~

On May 18, 2005, (prior to the recapitalization) the Company sold 1,500,000 Class A common shares for $225,000 and warrants to purchase 1,750,000 Class A common shares for $5,000.  The warrants are exercisable from May 24, 2006 to May 24, 2009 at an exercise price of $1.00

9.  Options and warrants

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

~~8 .~~ 10 ..   Subsequent events

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

  Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Selling, shipping and general and administrative expenses were $1, ~~474~~ 414 ,756 (three months ended June 30, 2005) and $ ~~2,030~~ 1,970 ,281 (six months ended June 30, 2005), compared to $464,268 (three months ended June 30, 2004) and $827,371 (six months ended June 30, 2004). The increase amounted to $ ~~1,010~~ 950 ,488 and $1, ~~202~~ 142 ,910 for the three month and six month periods, respectively. The increases were the result of accounting and legal fees associated with the reorganization and merger which took place in May 2005. Further, the Company incurred significant additional costs for personnel and expenses for the jewelry show which were needed for the introduction of the new Elizabeth Taylor and Kathy Ireland lines and the launch of the new products.

Interest expense amounted to $43,661 for the three months and $88,290 for the six months ended June 30, 2005 compared to $49,387 and $101,660 for the same periods in the prior year. Interest expense relates principally to the line of credit, the imputed interest on an obligation to a vendor which was due after three years from purchase without interest  ~~,~~ , and in the quarter ended June 30, 2005, interest on related party notes.

Other income amounted to $981,980 in the three and six months ended June 30, 2005. This was the result of the settlement at a discount of the obligation to the vendor discussed in the previous paragraph.

The Company incurred net losses of $ ~~433~~ 373 ,500 for the three months ended June 30, 2005 and $ ~~782~~ 722 ,304 for the six months ended June 30, 2005 compared to net income of $59,172, for the three months ended June 30, 2004 and $198,134 for the six months ended June 30, 2004. The significant decease in operating results was due to the reduced sales and gross margin and increased expenses as discussed in the preceding paragraphs.

Liquidity and Capital Resources

For the six months ended June 30, 2005, the Company incurred negative cash flow from operations of $1,393,779  ~~and purchased intellectual property of $250,000.~~ .. This was funded from stockholder advances, issuance of common stock ~~from the merger~~  in May 2005 and existing working capital. The Company believes it will be able to obtain additional funds required for its operations from cash flow generated from operations and by issuing equity and debt as required. In August 2005, the Company raised approximately $5,800,000 from the sale of units consisting of common stock and warrants.

~~Critical Accounting Policies and use of Estimates~~  The principal uses of funds from operations for the six months ended June 30, 2005 include the net loss of $722,304  and a decrease in accounts payable of $1,706,670 due to the settlement of  a payable to a vendor of approximately $1,000,000 and reduced buying of inventory.  The increase in prepaid expenses of $102,000, of which $100,000 was a prepaid marketing expense, was also a use of funds. These were offset by a decrease in accounts receivable of $639,808 due to decreased sales and price markdowns on existing inventory,  a decrease in inventory of  $111,275 because we had just begun buying our new product lines and an increase in accrued liabilities of $361,743 primarily related to professional fees in connection with our reverse acquisition.

Investing activities provided $375,000 in the six months ended June 30, 2005. The Company purchased intellectual property for $250,000 using $125,000 of cash and issuing a note for $125,000 and acquired $500,000 in the recapitalization.

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

Item 3

Controls and Procedures.

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a- ~~14 (c~~ 15 (e ) and 15d- ~~14(c~~ 15(e ). Based on that evaluation, the Company’s management, including the Chief  Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. ~~There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to that date.~~ No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HOUSE OF TAYLOR JEWELRY, INC.

Dated:   ~~August 19, 2005~~ February 6, 2006

/s/ Jack Abramov

 Chief Executive Officer and

Dated: ~~August 19, 2005~~

    February 6, 2006

                                                /s/ ~~Jack Brehm~~                                                                                            Pauline Schneider

                                                                                            Chief Financial Officer

(Principal Accounting Officer)