Form 10QSB/A
period 2005-09-30
House of Taylor Jewelry, Inc.
filed 2006-02-06
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB /A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment No. 1 to this Quarterly Report on Form 10-QSB/A is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “staff”). The Condensed Consolidated Statements of Operations have been restated to reflect the reduction of net loss due to the reversal of an expense originally recorded by the Company that was incurred by Nurescell prior to the recapitalization.   Additionally,  amounts on the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statement of Cash Flows have been revised to provide more detail. This amendment also provides additional disclosure of the Company’s Significant Accounting Policies relating to Allowance for receivables and Costs and expenses. Further, Item 2. – Management’s Discussion and Analysis or Plan of Operation has been expanded to provide information regarding the challenges and risks facing management. In addition, the section on Liquidity and Capital Resources has also been expanded to provide details of the individual items contributing to the sources and uses of funds.

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

Item 3.               Defaults upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

SIGNATURES

PART I – FINANCIAL INFORMATION

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

September 30, 2005

ASSETS

Current assets:	(Restated)
Cash and cash equivalents	$2,226,970
Cash and cash equivalents - restricted	2,000,000
Accounts receivable – trade, net of allowance of $250,000	1,288,478
Inventory	2,611,286
Prepaid expenses	197,400
Total current assets	8,324,134

Property and equipment, net	113,695
Intellectual property – related party, net	259,000
Deposits	20,265
Total assets	$8,717,094
LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Line of credit	$600,000
Accounts payable	623,010
Accrued liabilities	460,558
Deferred rent expense	29,000
Current portion of notes payable – related parties	418,562
Due for purchase of intellectual property – related party	75,000
Total current liabilities	2,206,130

Notes payable - related parties, including accrued interest – less current portion	943,468

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, $.0001 par value, 1,000,000 shares

     authorized, -0- issued and outstanding

   Common stock, $.0001 par value, 2,000,000,000 shares

      authorized, 38,277,781 shares issued and outstanding

- 3,828
Additional paid-in capital	6,488,397
Accumulated deficit	(924,729)
Total stockholders’ equity	5,567,496
Total liabilities and stockholders’ equity	$8,717,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
			(Restated)

Net sales	$1,288,771	$1,557,944	$3,157,041	$4,982,343

Cost of goods sold	626,696	1,044,879	2,140,679	3,338,613
Gross profit	662,075	513,065	1,016,362	1,643,730

Expenses:
Selling, shipping and general and administrative	1,433,158	361,782	3,403,439	1,189,153
Income from operations	(771,083)	151,283	(2,387,077)	454,577

Other income (expense): Discount received on settlement of payable to vendor	-	-	981,980	-
Interest income	17,000	-	17,000	-
Interest expense	(39,271)	(66,342)	(127,561)	(168,002)
	(22,271)	(66,342)	871,419	(168,002)

Income (loss) before income taxes	(793,354)	84,941	(1,515,658)	286,575
State income taxes	-	1,500	-	5,000
Net income (loss)	($793,354)	$83,441	($1,515,658)	$281,575

Pro forma adjustment – additional income taxes as if Company was taxed as a C corporation	-	34,000	-	113,000

Pro forma net income (loss)	($793,354)	$49,441	($1,515,658)	$168,575

Pro forma net income (loss) per share: basic and diluted	$(0.02)	$0.00	$(0.04)	$0.01

Weighted average shares outstanding:
Basic and diluted	37,515,791	30,000,000	37,007,798	30,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2005

(Unaudited)

	No. of shares	Common stock Amount	Due from Stock-holders	Additional Paid-in Capital	Retained Earnings (accumulated Depreciation)	Total
Balance at December 31, 2004, as adjusted for recapitalization	28,500,000	$2,850	($95,000)	$2,203,150	$590,929	$2,701,929

Shares and warrants issued for cash	1,500,000	150	-	229,850	-	230,000

Distributions	-	-	-	(2,114,936)	-	(2,114,936)

Outstanding and treasury shares of House of Taylor Jewelry, Inc. at date of merger	3,753,801	376	-	499,624	-	500,000

Additional shares issued	3,000,000	300	-	(300)	-

Reduction of amount due from stockholders	-	-	95,000	-	-	95,000

Proceeds from sale of Units in private placement, net of expenses	1,523,980	152	-	5,671,009	-	5,671,161

Net loss for the nine months ended September 30, 2005 (restated)	-	-	-	-	(1,515,658)	(1,515,658)

Balance at September 30, 2005	38,277,781	$3,828	-	$6,488,397	$(924,729)	$5,567,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:	(Restated)
Net income (loss)	($1,515,658)	$281,575
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,804	18,223
Loss on abandonment of property and equipment	-	20,735
Reduction of allowance for bad debts and returns	-	(50,000)
Changes in assets and liabilities:
Accounts receivable	539,445	909,762
Inventory	(413,748)	(283,095)
Prepaid expenses, etc	(200,100)	18,513
Accounts payable	(1,407,836)	847,576
Accrued liabilities	340,346	(98,106)
Deferred rent expense	4,000	12,500
Net cash provided by (used in) operating activities	(2,613,747)	1,677,683

Investing activities:
Additions to property and equipment	-	(144,802)
Cash acquired at recapitalization	500,000	-
Acquisition of intellectual property	(150,000)	-
Payment of note issued for intellectual property	(50,000)	-
Net cash used in investing activities	300,000	(144,802)

Financing activities:
Decrease in line of credit	-	(1,150,000)
Cash restricted as collateral for line of credit	(2,000,000)	-
Proceeds from sale of units	5,671,009	-
Issuance of common stock and warrants	230,000	-
Decrease in loans receivable from stockholders	95,000	-
Decrease in advance to affiliate	56,350	15,994
Distributions, less non cash distributions	(447,450)	(210,000)
Decrease in loan from stockholder	(317,048)	-
Net cash provided by (used in) financing activities	3,287,861	(1,344,006)

Net increase in cash	974,114	188,875

Cash and cash equivalents at beginning of period	1,252,856	671,361

Cash and cash equivalents at end of period	$2,226,970	$860,236

4

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Debt originally issued for purchase of intellectual property	$ 125,000
Note issued in payment of dividend	$1,667,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

1. Organization and business

In May 2005, a newly formed subsidiary of House of Taylor Jewelry, Inc. (formerly Nurescell Inc. – an inactive development stage public shell company – “Company”) issued 30,000,000 shares of its common stock (increased to 33,000,000 shares in June 2005) in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (“HOTJ”) – name changed to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. As a result, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. ~~The~~  For accounting purposes, the transaction has been ~~accounted for~~ treated as a ~~reverse acquisition~~ recapitalization with Global as the acquirer and the statements of operations and cash flows consist of those of Global’s operating subsidiary, Tech Line Jewelry, Inc. (“Tech Line”). ~~The former shareholders of Tech Line are principal officers of the Company and own approximately 30% of the outstanding common stock of Global.~~ Nurescell, Inc. had a fiscal year end of March 31.  Following the transaction, the Company adopted the calendar fiscal year end of Global, which is the accounting acquirer.

Global was organized in May 2005 and its stockholders consisted of the former stockholders of Tech Line and two other companies who entered into licensing agreements with Global. ~~The operating company~~ Techline was organized in November 2001 in California and designs and distributes fine jewelry principally to wholesale and retail companies in the United States.

Through ~~June~~ September 30, 2005, the Company contracted with one independent entity with factories in Hong Kong and China to manufacture substantially all its products.

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

Cash and cash equivalents

The Company considers all highly liquid ~~debt instruments~~ investments with original maturity dates of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash and cash equivalents collateralize the Company’s line of credit.

~~7~~

Inventory

Inventory consists principally of finished products and is stated at the lower of cost (first-in, first-out) or replacement market.

Allowance for doubtful accounts

The Company’s management reviews receivables on an ongoing basis. ~~An~~ Management determines when the allowance for doubtful accounts ~~is provided for~~ by identifying troubled accounts ~~where collection is considered doubtful.~~  and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of previously written off receivables are recorded when received.  No interest is charged on past due accounts.

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

Costs and expenses

Cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.  Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense.

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

Stock options and warrants

The Company has elected to adopt SFAS 123 (Accounting for Stock-Based Compensation,” for disclosure purposes only and applies the provision of APB No.25 ~~.~~ for stock based compensation for employees. The Company did not recognize any compensation expense under either SFAS 123 for non-employees or under APB 25 for employees related to the issuance of stock options in 2005 (no options were ~~outstanding~~ issued in 2004), as the amounts are immaterial.  Had compensation expense for all options granted to employees and directors been recognized in accordance with SFAS 123, the effect on the Company’s net loss would be immaterial.

~~and directors been recognized in accordance with SFAS 123, the effect on the Company’s net loss would be immaterial.~~

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

3.   Restatement of net loss

In the three months ended June 30, 2005, the Company had originally recorded $60,000 of expense which was incurred by Nurescell, the accounting acquiree prior to the recapitalization.  The Company has restated this expense so that it is properly not reflected in the historical financial statements.  This resulted in a restatement (reduction) of net loss by $60,000, from $1,575,658 to $1,515,658 for the nine months ended September 30, 2005.  This restatement did not result in any change in asset, liability or equity totals, nor did it change the net loss per share.

4.      Property and equipment

Property and equipment consists of:

Machinery and equipment	$13,891
Furniture and fixtures	92,318
Leasehold improvements	52,484
158,693
Accumulated depreciation
and amortization	44,998
$113,695

~~4.~~ 5.   Line of credit

In July 2005, the Company entered into a new line of credit expiring in August 2006, providing for maximum borrowings of $2,000,000, collateralized by the Company’s time deposit of that amount. Borrowings bear interest at 8.4% at September 30, 2005.

~~5.~~ 6. Common stock

~~In August 2005, the Company sold 1,523,980 units at $4.25 per unit in a private placement. The Company received approximately $5,560,000~~ On May 18, 2005, (prior to the recapitalization) the Company sold 1,500,000 Class A common shares for $225,000 and warrants to purchase 1,750,000 Class A common shares for $5,000.  The warrants are exercisable from May 24, 2006 to May 24, 2009 at an exercise price of $1.00.

In August 2005, the Company sold 1,523,980 units at $4.25 per unit in a private placement. The total amount raised , net of selling commissions and expenses ~~.~~ , amounted to approximately $5,560,000,. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $7.00 per share at any time until August 12, 2010. In addition, the Company issued 152,398 warrants to affiliates of the placement agent.

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

~~6.~~

7.  Commitments and contingencies

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

~~Company be paid a distribution fee for products included in the Company’s line which are manufactured and sold by the fulfillment house. During the quarter ended September 30, 2005 sales of  these products were billed and recorded as revenue by the Company and the amount due to the fulfillment house was recorded as cost of goods sold. The fulfillment house will be entitled to recover from the Company its actual incremental expenses incurred in providing fulfillment services subsequent to January 1, 2006 and will not be entitled to such recovery for services provided prior thereto. The agreement terminates in June 2009. However, the Company may terminate on 90 day’s notice.~~

The Company leases its office under a lease which provides for minimum annual rent starting at $123,000 a year and increasing 3% a year through March 2009 (total $654,000).   A stockholder has guaranteed payments under the lease.

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

~~7.~~ 8.   Related party transactions

In connection with the merger in May 2005, the shareholders of Tech Line Jewelry, Inc. received distributions which included a note in the original amount of $1,365,090 payable over three years commencing October 2005, with interest at 8% a year. The note is secured by the assets of Tech Line ~~.~~ , subject to the first security interest held by a bank.  Further, the shareholders agreed to take back the receivable and reduce the note for any of the accounts receivable at May 20, 2005 which remained outstanding over a specified period. As of September 30, 2005, the note has been reduced approximately $41,000 by accounts receivable ~~returned~~ so repurchased and other adjustments. The shareholders also loaned the Company $302,396, payable on demand with interest at 8% a year, which loan was repaid during the three months ended September 30, 2005.

      The amount due for purchase of intellectual property is to a major shareholder and is payable in installments through December 31, 2005.

      The Company incurred royalty expense to related parties of approximately $55,000 (three months ended September 30, 2005) and $70,000 (nine months ended September 30, 2005)..

~~8.~~ 9.  Options and warrants

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

Management ~~believes that~~  considers its success in developing new products , and ~~maximizing the opportunities~~ channels to market them , under the Elizabeth Taylor and Kathy Ireland brands ~~are~~ to be critical challenges ~~it faces.~~  Management’s experience in the industry is significant; however, the new requirements in designing, marketing, advertising and selling branded products are different.

Results of operations for the three months and nine months ended September 30, 2005 as compared to the three months and nine months ended September 30, 2004.

~~Net sales for the three months and for the nine months ended September 30, 2005 totaled $1,288,771 and $3,157,041, respectively, a decrease of $269,173 and $1,825,302 from the same periods last year. For the three months and nine months ended September 30, 2004, net sales were $1,557,944 and $4,982,343, respectively.~~ Net sales for the nine months ended September 30, 2005 totaled $3,157,041, a decrease of $1,825,302 from net sales of $4,982,343 for the nine months ended September 30, 2004.  Of that amount, approximately $1,101,000 was a result of a decrease in sales of our existing Techline products, which totaled approximately $1,258,000 and $2,359,000 for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005, net sales were $1,288,771, a decrease of $269,163 from net sales of $1,557,944 for the same period in 2004.

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

Selling, shipping and general and administrative expenses were $ ~~1,433,158 (three months ended September 30, 2005) and $~~ 3, ~~463~~ 403 ,439 ~~(~~ for the nine months ended September 30, 2005 ~~),~~ compared to $ ~~361,782 (three months ended September 30, 2004) and $~~ 1,189,153 ~~(~~ for the nine months ended September 30, 2004 ~~). The~~ , an increase ~~amounted to $1,071,376 and~~  of $2, ~~274~~ 214 ,286  ~~for the three month~~  .. There was an increase of approximately $185,000 in accounting fees and ~~nine month periods, respectively. The increases were the result of accounting and~~  approximately $303,000 in legal fees associated with the ~~reorganization and~~  recapitalization ( reverse acquisition ), which took place in May 2005  ~~as well as the royalty expense and fulfillment expense which were incurred for the first time in 2005.  Further, the Company incurred significant additional costs for personnel, advertising and other expenses for the introduction of~~  ..  Trade show expenses increased approximately $340,000, advertising and marketing expense increased approximately $250,000 and payroll expense increased approximately $560,000 from the same period in the prior year. These costs were incurred in order to introduce the new Elizabeth Taylor and Kathy Ireland ~~brands~~ lines and launch the new products at a major jewelry trade show.  We also incurred approximately $70,000 of royalty expense in the nine months ended September 30, 2005.  Selling, shipping and general and administrative expenses were $1,433,158 for the three months ended September 30, 2005 as compared to $361,782 for three months ended September 30, 2004 an increase of $1,071,376.  The increases were the result of accounting and legal fees associated with the recapitalization as well as the royalty expense and fulfillment expense which were incurred for the first time in 2005.

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

The Company incurred net losses of $793,354 for the three months ended September 30, 2005 and $1, ~~575~~ 515 ,658 for the nine months ended September 30, 2005 compared to historical net income of $83,441, for the three months ended September 30, 2004 and $281,575 for the nine months ended September 30, 2004. The significant decease in operating results was due to the reduced sales and gross margin and increased expenses as discussed in the preceding paragraphs.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, the Company ~~cash used in operations totaled~~ used approximately $2, ~~613,747. This was funded by the proceeds from the sale of units in a private placement in August 2005, from stockholder advances, issuance of common stock from the merger in May 2005 and existing working capital.~~   614,000 in its operations. The principal components of the cash used in operations included the net loss of $1,515,658, an increase in inventory of approximately $414,000, and an increase in prepaid advertising and marketing expenses of $200,000. Accounts payable decreased by approximately $1,400,000, primarily due to the payment of approximately $1,100,000 to one vendor to settle an outstanding balance in excess of $2,000,000.  These decreases were offset by a reduction of accounts receivable of approximately $540,000 and an increase in accrued liabilities of $340,346, consisting primarily of marketing and professional fees.

~~The principal uses of funds from operations~~ Investing activities provided $300,000 in the nine months ended September 30, 2005  ~~was the loss of $1,575,658, decrease of $1,407,836 in accounts payable (primarily from the settlement of debt to one vendor at a gain) and an increase in inventory of $413,748 and prepaid expenses of $200,100, offset by an decrease in receivables of $539,445 and an increase in accrued liabilities of $340,344.~~ .. The Company acquired $500,000 in the recapitalization. This was offset by the purchase of intellectual property of $275,000  for which the Company paid $150,000 of cash and issued a note for $125,000, of which $50,000 was repaid.

For the nine months ended September 30, 2005, financing activities provided $3,287,861. This included $5,671,996 from the sale of units (consisting of common stock and warrants) in a private placement in August 2005 and $230,000 from the issuance of common stock.  This was offset by $447,450 of distributions to stockholders, repayments of loans to shareholders of $317,048 and the restriction of $2,000,000 as collateral for our line of credit.

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

~~Revenue recognition~~

~~The Company recognizes revenue upon shipment of products to customers except when products are shipped to customers on consignment. In the latter situation, revenue is recognized when the customers report sales of the products to the Company.~~

~~The Company’s management reviews receivables on an ongoing basis. An allowance for doubtful accounts is provided for accounts where collection is considered doubtful.~~

~~An allowance for returns is provided based on an ongoing review of returns and management expectation of returns based on their evaluation of current business conditions. The Company does not have a policy of allowing customers to return products, but may accept returns where the customer concurrently purchases additional products or where the Company considers the likelihood of collection to be remote.~~

~~Allowances are adjusted on a quarterly basis based on the above review and analysis.~~

Item 3

Controls and Procedures.

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a- ~~14 (c~~ 15(e ) and 15d- ~~14(c~~ 15(e ). Based on that evaluation, the Company’s management, including the Chief   Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. ~~There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to that date.~~ No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HOUSE OF TAYLOR JEWELRY, INC.

~~Dated: November 18, 2005~~ Dated:  February 6, 2006

               /s/ Jack Abramov

 Chief Executive Officer and

Dated: February 6 , 2006

                                        /s/ Pauline Schneider

 Pauline Schneider

                                                                                            Chief Financial Officer

(Principal Accounting Officer)

                                                                                             ~~Since October 17, 2005~~

~~Dated: November 18, 2005                                                  /s/ Jack Brehm~~

~~Jack Brehm~~

                                                                                            ~~Chief Financial Officer~~

                                                                                            ~~(Principal Accounting Officer)~~

                                                                                             ~~Through October 16, 2005~~