Form 10QSB/A
period 2005-06-30
House of Taylor Jewelry, Inc.
filed 2006-02-07
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

(Amendment no.2)

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

Per share information

Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Shares issuable upon the exercise of outstanding options and warrants are not included in the computation of loss per share for the three months and six months ended June 30, 2005 because the effect would be anti-dilutive. There were no outstanding options or warrants  during 2004.

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

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123 ® and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123 ® in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123 ®, the modification of employees share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R

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

8.  Common Stock

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

10.   Subsequent events

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

Selling, shipping and general and administrative expenses were $1,414,756 (three months ended June 30, 2005) and $1,970,281 (six months ended June 30, 2005), compared to $464,268 (three months ended June 30, 2004) and $827,371 (six months ended June 30, 2004). The increase amounted to $950,488 and $1,142,910 for the three month and six month periods, respectively. The increases were the result of accounting and legal fees associated with the reorganization and merger which took place in May 2005. Further, the Company incurred significant additional costs for personnel and expenses for the jewelry show which were needed for the introduction of the new Elizabeth Taylor and Kathy Ireland lines and the launch of the new products.

Interest expense amounted to $43,661 for the three months and $88,290 for the six months ended June 30, 2005 compared to $49,387 and $101,660 for the same periods in the prior year. Interest expense relates principally to the line of credit, the imputed interest on an obligation to a vendor which was due after three years from purchase without interest, and in the quarter ended June 30, 2005, interest on related party notes.

Other income amounted to $981,980 in the three and six months ended June 30, 2005. This was the result of the settlement at a discount of the obligation to the vendor discussed in the previous paragraph.

The Company incurred net losses of $373,500 for the three months ended June 30, 2005 and $722,304 for the six months ended June 30, 2005 compared to net income of $59,172, for the three months ended June 30, 2004 and $198,134 for the six months ended June 30, 2004. The significant decease in operating results was due to the reduced sales and gross margin and increased expenses as discussed in the preceding paragraphs.

Liquidity and Capital Resources

For the six months ended June 30, 2005, the Company incurred negative cash flow from operations of $1,393,779. This was funded from stockholder advances, issuance of common stock in May 2005 and existing working capital. The Company believes it will be able to obtain additional funds required for its operations from cash flow generated from operations and by issuing equity and debt as required. In August 2005, the Company raised approximately $5,800,000 from the sale of units consisting of common stock and warrants.

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

Item 3

Controls and Procedures.

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-15 (e) and 15d-15(e). Based on that evaluation, the Company’s management, including the Chief  Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HOUSE OF TAYLOR JEWELRY, INC.

Dated:  February 7, 2006

/s/ Jack Abramov

 Chief Executive Officer and

Dated: February 7, 2006

                                                /s/ Pauline Schneider

                                                                                            Chief Financial Officer

(Principal Accounting Officer)