Form 10QSB/A
period 2005-09-30
House of Taylor Jewelry, Inc.
filed 2006-02-07
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

Amendment No. 2

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

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

1. Organization and business

In May 2005, a newly formed subsidiary of House of Taylor Jewelry, Inc. (formerly Nurescell Inc. – an inactive development stage public shell company – “Company”) issued 30,000,000 shares of its common stock (increased to 33,000,000 shares in June 2005) in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (“HOTJ”) – name changed to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. As a result, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. For accounting purposes, the transaction has been treated as a recapitalization with Global as the acquirer and the statements of operations and cash flows consist of those of Global’s operating subsidiary, Tech Line Jewelry, Inc. (“Tech Line”). Nurescell, Inc. had a fiscal year end of March 31.  Following the transaction, the Company adopted the calendar fiscal year end of Global, which is the accounting acquirer.

Global was organized in May 2005 and its stockholders consisted of the former stockholders of Tech Line and two other companies who entered into licensing agreements with Global. Techline was organized in November 2001 in California and designs and distributes fine jewelry principally to wholesale and retail companies in the United States.

Through September 30, 2005, the Company contracted with one independent entity with factories in Hong Kong and China to manufacture substantially all its products.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash and cash equivalents collateralize the Company’s line of credit.

Inventory

Inventory consists principally of finished products and is stated at the lower of cost (first-in, first-out) or replacement market.

Allowance for doubtful accounts

The Company’s management reviews receivables on an ongoing basis. Management determines when the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of previously written off receivables are recorded when received.  No interest is charged on past due accounts.

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

Stock options and warrants

The Company has elected to adopt SFAS 123 (Accounting for Stock-Based Compensation,” for disclosure purposes only and applies the provision of APB No.25 for stock based compensation for employees. The Company did not recognize any compensation expense under either SFAS 123 for non-employees or under APB 25 for employees related to the issuance of stock options in 2005 (no options were issued in 2004), as the amounts are immaterial.  Had compensation expense for all options granted to employees and directors been recognized in accordance with SFAS 123, the effect on the Company’s net loss would be immaterial.

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

6. Common stock

On May 18, 2005, (prior to the recapitalization) the Company sold 1,500,000 Class A common shares for $225,000 and warrants to purchase 1,750,000 Class A common shares for $5,000.  The warrants are exercisable from May 24, 2006 to May 24, 2009 at an exercise price of $1.00.

In August 2005, the Company sold 1,523,980 units at $4.25 per unit in a private placement. The total amount raised, net of selling commissions and expenses, amounted to approximately $5,560,000,. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $7.00 per share at any time until August 12, 2010. In addition, the Company issued 152,398 warrants to affiliates of the placement agent.

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

8.   Related party transactions

In connection with the merger in May 2005, the shareholders of Tech Line Jewelry, Inc. received distributions which included a note in the original amount of $1,365,090 payable over three years commencing October 2005, with interest at 8% a year. The note is secured by the assets of Tech Line, subject to the first security interest held by a bank.  Further, the shareholders agreed to take back the receivable and reduce the note for any of the accounts receivable at May 20, 2005 which remained outstanding over a specified period. As of September 30, 2005, the note has been reduced approximately $41,000 by accounts receivable so repurchased and other adjustments. The shareholders also loaned the Company $302,396, payable on demand with interest at 8% a year, which loan was repaid during the three months ended September 30, 2005.

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

Management considers its success in developing new products, and channels to market them, under the Elizabeth Taylor and Kathy Ireland brands to be critical challenges Management’s experience in the industry is significant; however, the new requirements in designing, marketing, advertising and selling branded products are different.

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

Selling, shipping and general and administrative expenses were $3,403,439 for the nine months ended September 30, 2005 compared to $1,189,153 for the nine months ended September 30, 2004, an increase of $2,214,286. There was an increase of approximately $185,000 in accounting fees and approximately $303,000 in legal fees associated with the recapitalization (reverse acquisition), which took place in May 2005.  Trade show expenses increased approximately $340,000, advertising and marketing expense increased approximately $250,000 and payroll expense increased approximately $560,000 from the same period in the prior year. These costs were incurred in order to introduce the new Elizabeth Taylor and Kathy Ireland lines and launch the new products at a major jewelry trade show.  We also incurred approximately $70,000 of royalty expense in the nine months ended September 30, 2005.  Selling, shipping and general and administrative expenses were $1,433,158 for the three months ended September 30, 2005 as compared to $361,782 for three months ended September 30, 2004 an increase of $1,071,376.  The increases were the result of accounting and legal fees associated with the recapitalization as well as the royalty expense and fulfillment expense which were incurred for the first time in 2005.

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

The Company incurred net losses of $793,354 for the three months ended September 30, 2005 and $1,515,658 for the nine months ended September 30, 2005 compared to historical net income of $83,441, for the three months ended September 30, 2004 and $281,575 for the nine months ended September 30, 2004. The significant decease in operating results was due to the reduced sales and gross margin and increased expenses as discussed in the preceding paragraphs.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, the Company used approximately $2,614,000 in its operations. The principal components of the cash used in operations included the net loss of $1,515,658, an increase in inventory of approximately $414,000, and an increase in prepaid advertising and marketing expenses of $200,000. Accounts payable decreased by approximately $1,400,000, primarily due to the payment of approximately $1,100,000 to one vendor to settle an outstanding balance in excess of $2,000,000.  These decreases were offset by a reduction of accounts receivable of approximately $540,000 and an increase in accrued liabilities of $340,346, consisting primarily of marketing and professional fees.

Investing activities provided $300,000 in the nine months ended September 30, 2005. The Company acquired $500,000 in the recapitalization. This was offset by the purchase of intellectual property of $275,000  for which the Company paid $150,000 of cash and issued a note for $125,000, of which $50,000 was repaid.

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

Item 3

Controls and Procedures.

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

              /s/ Jack Abramov

 Chief Executive Officer and

Dated: February 7, 2006

                                        /s/ Pauline Schneider

 Pauline Schneider

                                                                                            Chief Financial Officer

(Principal Accounting Officer)