Form 10QSB/A
period 2005-06-30
House of Taylor Jewelry, Inc.
filed 2006-02-23
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

Amendment no.3

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

EXPLANATORY NOTE

This amendment No. 3 to this Quarterly Report on Form 10-QSB/A is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “staff”). The Balance Sheet has been restated to reflect the capitalization of 3,000,000 shares originally recorded as merger consideration as costs associated with license agreements.  The Condensed Consolidated Statements of Stockholders’ Equity has also been restated to reflect this change. Additionally,  the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Cash Flows have been restated to reflect the amortization expense associated with the licenses for the periods.  is amendment also provides disclosure of the Company’s Significant Accounting Policies relating to the license agreements.

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

Item 3.               Defaults upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

SIGNATURES

PART I – FINANCIAL INFORMATION

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2005

ASSETS	(Restated)
Current assets:
Cash and cash equivalents	$156,133
Accounts receivable – trade	1,188,215
Inventory	2,086,263
Prepaid expenses	96,300
Total current assets	3,526,911

Property and equipment, less accumulated depreciation and amortization	121,630
Intellectual property – related party, less accumulated amortization	245,500
License agreements – related party, less accumulated amortization	5,886,792
Other assets – deposits	20,265
Total assets	$9,801,098
LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Line of credit	$600,000
Accounts payable	321,176
Accrued liabilities	469,955
Deferred rent expense	29,000
Note payable – related party	302,396
Current portion of notes payable – related parties, subordinated	355,000
Due for purchase of intellectual property – related party	125,000
Total current liabilities	2,202,527

Notes payable – related parties, less current portion, subordinated	1,022,090

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, $.0001 par value, authorized

1,000,000 shares, none issued and outstanding

Common stock, $.0001 par value, authorized

2,000,000,000 shares, issued and outstanding

36,753,801 shares	3,676
Additional paid-in capital	6,817,388
Retained deficit	(244,583)
Total stockholders’ equity	6,576,481
Total liabilities and stockholders’ equity	$9,801,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)

Net sales	$809,488	$1,733,013	$1,868,270	$3,424,399

Cost of goods sold	703,551	1,159,186	1,513,983	2,293,734
Gross profit	105,937	573,827	354,287	1,130,665

Expenses:
Selling, shipping and general and administrative	1,527,964	464,268	2,083,489	827,371
Interest	43,661	49,387	88,290	101,660
	1,571,625	513,655	2,171,779	929,031

Other income – discount received on settlement of payable to vendor	981,980	-	981,980	-

Income (loss) before income taxes	(483,708)	60,172	(835,512)	201,634
State income taxes	3,000	1,000	-	3,500
Net income (loss)	($486,708)	$59,172	($835,512)	$198,134

Pro forma adjustment – additional income taxes as if Company was taxed as a C corporation	-	$23,000	-	$78,000

Pro forma net income (loss)	($486,708)	$36,172	($835,512)	$120,134

Pro forma net income (loss) per share: basic and diluted	($0.01)	$0.00	($0.02)	$0.00

Weighted average shares outstanding:
Basic and diluted	34,626,647	30,000,000	33,813,324	30,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2005

(Unaudited)

	Common Stock		Due from Stockholders	Additional Paid-in Capital	Retained earnings (accumulated deficit)	Total
	No. Shares	Amount
Balance at December 31, 2004
adjusted for recapitalization	28,500,000	2,850	(95,000)	2,203,150	590,929	2,701,929

Shares and warrants issued for cash	1,500,000	150	-	229,850		230,000

Outstanding and treasury shares of House of Taylor Jewelry, Inc. at date of merger	3,753,801	376	-	499,624	-	500,000

Additional shares issued (restated)	3,000,000	300		5,999,700		6,000,000

Distributions (unaudited)	-	-	-	(2,114,936)	-	(2,114,936)

Reduction of amount due from stockholders (unaudited)	-	-	95,000	-	-	95,000

Net loss for the six months ended June 30, 2005 (restated)	-	-	-	-	(835,512)	(835,512)

Balance at June 30, 2005 (restated)	36,753,801	$3,676	-	$6,817,388	($244,583)	$6,576,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:	(Restated)
Net income (loss)	($835,512)	$198,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	133,577	7,289
Reduction of allowance for bad debts and returns	-	(50,000)
Changes in assets and liabilities:
Accounts receivable	639,808	653.391
Inventory	111,275	(400,095)
Prepaid expenses, etc	(102,000)	(27,704)
Line of credit	-	-
Accounts payable	(1,706,670)	700,212
Accrued liabilities	361,743	(85,679)
Deferred rent expense	4,000	-
Net cash provided by (used in) operating activities	(1,393,779)	995,548

Investing activities:
Additions to property and equipment	-	(85,800)
Cash acquired at capitalization	500,000	-
Acquisition of intellectual property	(125,000)	-
Net cash used in investing activities	375,000	(85,800)

Financing activities:
Decrease in line of credit	-	(550,000)
Issuance of common stock	230,000	-
Decrease in loans receivable from stockholders	95,000	-
Decrease in advance to affiliate	56,350	-
Decrease in loan from stockholder	(11,844)	-
Distributions, less non cash distributions	(447,450)	(130,000)
Net cash provided by (used in) financing activities	(77,944)	(680,000)

Net increase (decrease) in cash	(1,096,723)	229,748

Cash and cash equivalents at beginning of period	1,252,856	671,361

Cash and cash equivalents at end of period	$156,133	$901,109

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Debt issued for purchase of intellectual property	$125,000
Shares issued for license agreements	$6,000,000
Note issued in payment of distributions	$1,667,486

            The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

      1. Organization and business

In May 2005, a newly formed subsidiary of House of Taylor Jewelry, Inc. (formerly Nurescell Inc. – an inactive development stage public shell company – “Company”) issued 30,000,000 shares of its common stock in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (“HOTJ”) – name changed to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. As a result, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. The transaction has been accounted for as a reverse acquisition and the statements of operations and cash flows consist of those of the Global’s operating subsidiary, Tech Line Jewelry, Inc.(“Tech Line”).

Global was organized in May 2005 and its stockholders consisted of the former stockholders of Tech Line and two other companies who entered into licensing agreements with Global. The operating company was organized in November 2001 in California and designs and distributes fine jewelry principally to wholesale and retail companies in the United States.

In accordance with the merger agreement, the Company issued an additional 2,000,000 shares to Interplanet and 1,000,000 shares to Sandbox when a contingency was satisfied.  The Company determined that these shares should be capitalized as costs associated with the license agreements.

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

License agreements

The license agreements have been recorded at the fair market value of the shares issued as consideration and are being amortized over their initial term of 79.5 months.

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

In June 2005, the Company issued 2,000,000 shares of common stock to Interplanet and 1,000,000 shares of common stock to Sandbox in accordance with the merger agreement.  These shares were originally recorded as part of the merger consideration and as such, had no impact on assets, liabilities or earnings.  The Company has restated this issuance to reflect the recording of the license agreements as intangible assets which are being amortized over their initial terms of 79.5 months.  This restatement resulted in an increase to the net loss of $113,208 for the amortization incurred during the six months and three months ended June 30, 2005.  There was no effect on loss per share (basic and diluted) for either the three or six month periods.

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

Selling, shipping and general and administrative expenses were $1,527,964 (three months ended June 30, 2005) and $2,083,489 (six months ended June 30, 2005), compared to $464,268 (three months ended June 30, 2004) and $827,371 (six months ended June 30, 2004). The increase amounted to $1,063,696 and $1,256,118 for the three month and six month periods, respectively. The increases were the result of accounting and legal fees associated with the reorganization and merger which took place in May 2005. Further, the Company incurred significant additional costs for personnel and expenses for the jewelry show which were needed for the introduction of the new Elizabeth Taylor and Kathy Ireland lines and the launch of the new products.

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

The principal uses of funds from operations for the six months ended June 30, 2005 include the net loss of $835,512  and a decrease in accounts payable of $1,706,670 due to the settlement of  a payable to a vendor of approximately $1,000,000 and reduced buying of inventory.  The increase in prepaid expenses of $102,000, of which $100,000 was a prepaid marketing expense, was also a use of funds. These were offset by a decrease in accounts receivable of $639,808 due to decreased sales and price markdowns on existing inventory,  a decrease in inventory of  $111,275 because we had just begun buying our new product lines and an increase in accrued liabilities of $361,743 primarily related to professional fees in connection with our reverse acquisition.

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

Item 3.  Controls and Procedures.

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

HOUSE OF TAYLOR JEWELRY, INC.

Dated:  February 22, 2006

              /s/ Jack Abramov

 Chief Executive Officer and

Dated: February 22, 2006

                                        /s/ Pauline Schneider

                                                                                            Chief Financial Officer

(Principal Accounting Officer)