Form 10QSB/A
period 2005-09-30
House of Taylor Jewelry, Inc.
filed 2006-02-23
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

Amendment No. 3

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

EXPLANATORY NOTE

This amendment No. 3 to this Quarterly Report on Form 10-QSB/A is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “staff”). The Balance Sheet has been restated to reflect the capitalization of 3,000,000 shares originally recorded as merger consideration as costs associated with license agreements.    The Condensed Consolidated Statements of Stockholders’ Equity has also been restated to reflect this change. Additionally,   the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Cash Flows have been restated to reflect the amortization expense associated with the license agreements.       This amendment also provides disclosure of the Company’s Significant Accounting Policies relating to the license agreements and disclosure about an amendment to a registration rights agreement the Company entered into in August 2005.

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

Item 3.               Defaults upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

SIGNATURES

PART I – FINANCIAL INFORMATION

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

September 30, 2005

ASSETS

Current assets:	(Restated)
Cash and cash equivalents	$2,226,970
Cash and cash equivalents - restricted	2,000,000
Accounts receivable – trade, net of allowance of $250,000	1,288,478
Inventory	2,611,286
Prepaid expenses	197,400
Total current assets	8,324,134

Property and equipment, net	113,695
Intellectual property – related party, net	259,000
License agreements – related party, net	5,660,377
Deposits	20,265
Total assets	$14,377,471
LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Line of credit	$600,000
Accounts payable	623,010
Accrued liabilities	460,558
Deferred rent expense	29,000
Current portion of notes payable – related parties	418,562
Due for purchase of intellectual property – related party	75,000
Total current liabilities	2,206,130

Notes payable - related parties, including accrued interest – less current portion	943,468

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, $.0001 par value, 1,000,000 shares

     authorized, -0- issued and outstanding

   Common stock, $.0001 par value, 2,000,000,000 shares

      authorized, 38,277,781 shares issued and outstanding

- 3,828
Additional paid-in capital	12,488,397
Accumulated deficit	(1,264,352)
Total stockholders’ equity	11,227.873
Total liabilities and stockholders’ equity	$14,377,471

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)

Net sales	$1,288,771	$1,557,944	$3,157,041	$4,982,343

Cost of goods sold	626,696	1,044,879	2,140,679	3,338,613
Gross profit	662,075	513,065	1,016,362	1,643,730

Expenses:
Selling, shipping and general and administrative	1,659,573	361,782	3,743,062	1,189,153
Income from operations	(997,498)	151,283	(2,726,700)	454,577

Other income (expense): Discount received on settlement of payable to vendor	-	-	981,980	-
Interest income	17,000	-	17,000	-
Interest expense	(39,271)	(66,342)	(127,561)	(168,002)
	(22,271)	(66,342)	871,419	(168,002)

Income (loss) before income taxes	(1,019,769)	84,941	(1,855,281)	286,575
State income taxes	-	1,500	-	5,000
Net income (loss)	($1,019,769)	$83,441	($1,855,281)	$281,575

Pro forma adjustment – additional income taxes as if Company was taxed as a C corporation	-	34,000	-	113,000

Pro forma net income (loss)	($1,019,769)	$49,441	($1,855,281)	$168,575

Pro forma net income (loss) per share: basic and diluted	$(0.03)	$0.00	$(0.05)	$0.01

Weighted average shares outstanding:
Basic and diluted	37,515,791	30,000,000	37,007,798	30,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2005

(Unaudited)

	No. of shares	Common stock Amount	Due from Stock-holders	Additional Paid-in Capital	Retained Earnings (accumulated Depreciation)	Total
Balance at December 31, 2004, as adjusted for recapitalization	28,500,000	$2,850	($95,000)	$2,203,150	$590,929	$2,701,929

Shares and warrants issued for cash	1,500,000	150	-	229,850	-	230,000

Distributions	-	-	-	(2,114,936)	-	(2,114,936)

Outstanding and treasury shares of House of Taylor Jewelry, Inc. at date of merger	3,753,801	376	-	499,624	-	500,000

Additional shares issued (restated)	3,000,000	300	-	5,999,700	-	6,000,000

Reduction of amount due from stockholders	-	-	95,000	-	-	95,000

Proceeds from sale of Units in private placement, net of expenses	1,523,980	152	-	5,671,009	-	5,671,161

Net loss for the nine months ended September 30, 2005 (restated)	-	-	-	-	(1,855,281)	(1,855,281)

Balance at September 30, 2005 (restated)	38,277,781	$3,828	-	$12,488,397	$(1,264,352)	$11,227,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:	(Restated)
Net income (loss)	($1,855,281)	$281,575
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	379,427	18,223
Loss on abandonment of property and equipment	-	20,735
Reduction of allowance for bad debts and returns	-	(50,000)
Changes in assets and liabilities:
Accounts receivable	539,445	909,762
Inventory	(413,748)	(283,095)
Prepaid expenses, etc	(200,100)	18,513
Accounts payable	(1,407,836)	847,576
Accrued liabilities	340,346	(98,106)
Deferred rent expense	4,000	12,500
Net cash provided by (used in) operating activities	(2,613,747)	1,677,683

Investing activities:
Additions to property and equipment	-	(144,802)
Cash acquired at recapitalization	500,000	-
Acquisition of intellectual property	(150,000)	-
Payment of note issued for intellectual property	(50,000)	-
Net cash used in investing activities	300,000	(144,802)

Financing activities:
Decrease in line of credit	-	(1,150,000)
Cash restricted as collateral for line of credit	(2,000,000)	-
Proceeds from sale of units	5,671,009	-
Issuance of common stock and warrants	230,000	-
Decrease in loans receivable from stockholders	95,000	-
Decrease in advance to affiliate	56,350	15,994
Distributions, less non cash distributions	(447,450)	(210,000)
Decrease in loan from stockholder	(317,048)	-
Net cash provided by (used in) financing activities	3,287,861	(1,344,006)

Net increase in cash	974,114	188,875

Cash and cash equivalents at beginning of period	1,252,856	671,361

Cash and cash equivalents at end of period	$2,226,970	$860,236

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Debt originally issued for purchase of intellectual property	$ 125,000
Shares issued for license agreements	$6,000,000
Note issued in payment of dividend	$1,667,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

1. Organization and business

In May 2005, House of Taylor Jewelry, Inc. (formerly Nurescell Inc. – an inactive development stage public shell company – “Company”) issued 30,000,000 shares of its common stock in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (“HOTJ”) – name changed to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. As a result, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. For accounting purposes the transaction has been treated as a recapitalization with Global as the acquirer and the statements of operations and cash flows consist of those of Global’s operating subsidiary, Tech Line Jewelry, Inc. (“Tech Line”). Nurescell, Inc. had a fiscal year end of March 31. Following the transaction the Company adopted the calendar fiscal year end of Global, which is the accounting acquirer.

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

In June 2005, the Company issued 2,000,000 shares of common stock to Interplanet and 1,000,000 shares of common stock to Sandbox in accordance with the merger agreement.  These shares were originally recorded as part of the merger consideration and as such, had no impact on assets, liabilities or earnings.  The Company has restated this issuance to reflect the recording of the license agreements as intangible assets which are being amortized over their initial terms of 79.5 months.  This restatement resulted in an increase to the net loss of $339,623 and $226,415 for the amortization incurred during the nine months and three months ended September 30, 2005, respectively and an increase to the loss per share (basic and diluted) of $.01, for both the three and nine month periods.

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

The Company entered into a registration rights agreement with the investors in the private placement which required the Company file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to these securities within the specified period from closing of the transaction.  The Company filed a registration agreement within the specified period.  Further, the Company is required to file responses to comments from the SEC within specified periods and is required to have the registration effective by December 30, 2005. Liquidated damages of 1% – 1 ½% per month for a maximum of 24 months will be incurred in the event of the Company’s failure to register the shares. The registration rights agreement has been amended to allow the Company to settle the liquidated damages with unregistered shares,  therefore under EITF 00-19, the warrants have been

recorded as equity ..   The amendment also provides that the aggregate number of shares of common stock that may be issued pursuant to the liquidated damages provision shall not exceed 7,600,000.  The Company has sufficient authorized shares to issue the maximum amount of shares issuable under this amendment.

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

Selling, shipping and general and administrative expenses were $3, 743,062 for the nine months ended September 30, 2005 compared to $1,189,153 for the nine months ended September 30, 2004, an increase of $2, 553,909. There was an increase of approximately $185,000 in accounting fees and approximately $303,000 in legal fees associated with the recapitalization (reverse acquisition), which took place in May 2005.  Trade show expenses increased approximately $340,000, advertising and marketing expense increased approximately $250,000 and payroll expense increased approximately $560,000 from the same period in the prior year. These costs were incurred in order to introduce the new Elizabeth Taylor and Kathy Ireland lines and launch the new products at a major jewelry trade show.  We also incurred approximately $70,000 of royalty expense and $380,000 of depreciation and  amortization expense in the nine months ended September 30, 2005.  Selling, shipping and general and administrative expenses were $1, 659,573 for the three months ended September 30, 2005 as compared to $361,782 for three months ended September 30, 2004 an increase of $1, 297,791.  The increases were the result of accounting and legal fees associated with the recapitalization as well as the royalty expense , amortization and fulfillment expense which were incurred for the first time in 2005.

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

The Company incurred net losses of $ 1,019,769 for the three months ended September 30, 2005 and $1, 855,281 for the nine months ended September 30, 2005 compared to historical net income of $83,441, for the three months ended September 30, 2004 and $281,575 for the nine months ended September 30, 2004. The significant decease in operating results was due to the reduced sales and gross margin and increased expenses as discussed in the preceding paragraphs.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, the Company used approximately $2,614,000 in its operations. The principal components of the cash used in operations included the net loss of $1, 855,281 , an increase in inventory of approximately $414,000, and an increase in prepaid advertising and marketing expenses of $200,000. Accounts payable decreased by approximately $1,400,000, primarily due to the payment of approximately $1,100,000 to one vendor to settle an outstanding balance in excess of $2,000,000.  These decreases were offset by a reduction of accounts receivable of approximately $540,000 and an increase in accrued liabilities of $340,346, consisting primarily of marketing and professional fees.

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

Item 3 ..   Controls and Procedures.

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

HOUSE OF TAYLOR JEWELRY, INC.

Dated:  February 22 , 2006

              /s/ Jack Abramov

 Chief Executive Officer and

Dated: February 22 , 2006

                                        /s/ Pauline Schneider

 Pauline Schneider

                                                                                            Chief Financial Officer

(Principal Accounting Officer)