Form 10KSB
period 2005-12-31
House of Taylor Jewelry, Inc.
filed 2006-04-17
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 333- 128523

House of Taylor Jewelry, Inc.

(Name of small business issuer in its charter)

Nevada	33-0805583
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9200 Sunset Boulevard, Suite 425 West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (310) 860-2660

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No  [ x ]

The issuer’s revenues for its most recent fiscal year were $5,613,379

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2006 was $31,163,771.

 The number of shares outstanding of the issuer’s common equity, as of April 13, 2006 was 38,285,281.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _x _

This annual report contains forward-looking statements, including statements regarding the company’s prospects for continued operation and existence and statements regarding the company’s plans, objectives, expectations and intentions. Those forward-looking statements are based on management’s current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements.  Those risks, factors and uncertainties include, but are not limited to, our untested business model, our substantial reliance on our licenses from Interplanet and Sandbox, our substantial dependence on management and the possibility that we may be unable to manage growth. The cautionary statements made in this annual report should be read as being applied to all related forward-looking statements wherever they appear in this document

TABLE OF CONTENTS

Page

Description of Business

Description of Property

7

Legal Proceedings

7

Submission of Matters to a Vote of Security Holders

7

Market for Common Equity and Related Stockholder Matters

8

Management’s Discussion and Analysis or Plan of Operation

10

Financial Statements

25

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

25

Controls and Procedures

25

Directors, Executive Officers, Promoters and Control Persons.

26

Executive Compensation

30

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

31

Certain Relationships and Related Transactions

32

Exhibits

35

Principal Accountant Fees and Services

36

PART I

Item 1.

Description of Business

Background

We are the result of a merger between House of Taylor Jewelry, Inc., a California corporation, and a newly formed acquisition subsidiary of Nurescell Inc., a Nevada corporation with no active operations or material assets (the “HJWL Transaction”). We completed the HJWL Transaction effective May 20, 2005, at which time we changed Nurescell’s name to House of Taylor Jewelry, Inc. and we changed the name of our operating subsidiary to Global Jewelry Concepts, Inc.

Our roots in the jewelry industry date back to 1989 when Jack and Monty Abramov, second generation jewelry industry professionals, established RJM Manufacturers with their father and mother, Raphael and Rachel Abramov, to manufacture 18 karat and platinum fine jewelry featuring diamonds and precious gems. In 2001, the Abramov family formed Techline Jewelry to undertake the introduction of CAD (computer assisted design) in jewelry design, which materially advanced manufacturing and quality standards in jewelry fabrication. Computer assisted design is intended to facilitate rapid modeling that can display three dimensional jewelry models being considered by the design team, assure accurate and consistent designs that will be faithfully followed and reproduced in the manufacturing process, and can result in less waste during manufacturing, thereby also improving efficiency and reducing costs.

 In 2002, Techline introduced its “Mirabelle 18k” consumer brand to the marketplace with its “Original Diamond Handbag Collection” of detailed, handcrafted, miniature purse pendants, designed with diamonds and French enamel. The Mirabelle boutique collections grew to include the fine jewelry gaming line “Players Club,” and the artistically floral “Flower Power” collections, as well as the “Victorian Collection,” and the “Black and White Collection.”

In May 2005, before completing the HJWL Transaction, House of Taylor Jewelry, Inc., a California corporation, completed the first major step toward our new branding model by entering into an exclusive licensing agreement with Interplanet Productions Ltd, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. The licensing agreement provides us with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture, market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. As an integral aspect of the licensing arrangement, Dame Elizabeth Taylor may collaborate in design directions and approve certain Elizabeth® and ET branded jewelry designs.

In May 2005, before completing the HJWL Transaction, House of Taylor Jewelry, Inc., a California corporation, also entered into an exclusive licensing agreement with Sandbox Jewelry, LLC, a subsidiary of Kathy Ireland Worldwide. By adding this license, we combined branding and creative resources in fine jewelry design and direct source partnering to serve jewelry retailers with an array of unique creations marketed under the House of Taylor® Jewelry and Kathy Ireland® brands. Our license with Sandbox is limited principally to North America and does not cover watches or costume jewelry. Inspired by Ms. Ireland’s best selling Style Guides®, the diverse Kathy Ireland series serves, in our opinion, as an opening to mid-tier pricing for House of Taylor Jewelry. Ms. Ireland leads design direction for her own collections and serves as an “Ambassador for House of Taylor Jewelry” under the direction of Dame Elizabeth Taylor.

Business Model

We manufacture (or cause to be manufactured) and market our products under our Elizabeth, ET, House of Taylor, Kathy Ireland and Mirabelle brands of fine jewelry.  We will sell through retail channels ranging from specialty couture jewelry retailers to large chain jewelry and department store retailers, as well as through our planned web site and other approaches to Internet sales.  We intend to sell our Kathy Ireland Collection jewelry lines primarily through independent jewelry stores, jewelry chains and department store retail channels. Kathy Ireland Collection jewelry lines will feature price points ranging from about $200 to $3,000. We will target upper tier retail channels with our Elizabeth, ET, and House of Taylor jewelry lines. Elizabeth, ET and House of Taylor jewelry lines will feature price points currently expected to range from about $3,000 to over $1 million. These branded lines will include products from various categories including diamond basics, colored stones, bridal, pearls and fashion jewelry.  We are engaged in designing or acquiring designs on more than 200 new products that will comprise the Elizabeth, ET, House of Taylor and Kathy Ireland Collections upon their anticipated formal retail launch in or about Spring 2006.

Jewelers generally credit the bridal business with 30% to 50% of their revenue.  The December holidays are also a major factor in sales of watches and jewelry. Jewelry sales are highly seasonal, with 40% of revenue and the majority of profits often generated in the fourth quarter.  Jewelry sources report that almost 25% of the specialty retail purchases are made in December. We have noticed, however, a trend away from retailer over-dependence on December holiday sales. We attribute this trend to such factors as

•

various gift-giving occasions and opportunities such as birthdays, anniversaries, graduations and other events,

•

year-round spending, and

•

the growth of purchases of jewelry by women for themselves.

Nevertheless, jewelry sales continue to be cyclical, related to the state of the economy and, to a lesser degree, the seasons.

Outsourcing

We manufacture none of our goods in house and generally have goods manufactured according to our designs, specifications and orders. Among the factors we consider in our outsourcing decisions are a manufacturer’s product quality,  ability to meet or exceed delivery schedules, ability to deliver product and volume orders with consistency in stone selection and workmanship, faithful adherence to our designs, access to or mastery of various jewelry-making skills and technology, as well as cost and potential  improvements in our gross margins.

In the past, substantially all of our products were manufactured for us by one company located in China. While we have a well-established relationship with that manufacturer, we believe that numerous other manufacturers have similar capabilities to produce the quality and volume of fine jewelry we plan to source directly over the next three years. We currently have six manufacturers producing goods for us. We are currently developing relationships with major fine jewelry manufacturers whose competencies are in specific categories of fine jewelry (such as pearls, large diamonds and quality, colored gem stones) and that have extensive, established international distribution networks.

Precious and semiprecious gems and precious metals used in making our jewelry may be purchased from a variety of sources.

We primarily purchase diamonds from three key vendors. Were trade relations between us and one or more of these vendors to be disrupted, we believe that our sales would be affected in the short term until alternative supply arrangements could be established. Diamonds of two carat or greater of the quality we demand are, on a relative basis, more difficult to acquire than smaller diamonds. Our currently established sources for smaller stones could be more easily replaced in the event of a disruption in supply than could sources for larger-sized stones.

Except as noted above, we believe that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on our operations.

Diamond Trading Corporation and Supply of Diamonds

The supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Diamond Trading Corporation (the “DTC”) of De Beers Centenary AG, a Swiss corporation. However, the role of the DTC is rapidly changing and that change has greatly affected, and likely will continue to affect, traditional channels of supply in the markets for rough and cut diamonds. The DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control worldwide production supplies has been significantly diminished due to changing politics in diamond-producing countries and revised contractual arrangements with independent mine operators. Also, the DTC may no longer maintain a reserve of diamonds as a mechanism to control available supplies. Nonetheless, the DTC continues to exert a significant influence on the demand for polished diamonds through advertising and marketing efforts throughout the world and through the requirements it imposes on those who purchase rough diamonds from the DTC (“sight-holders”).

We do not purchase rough diamonds. Two of our current suppliers are DTC sight-holders, and we estimate that a significant portion of the diamonds contained in our jewelry have had their source with the DTC. The DTC has recently increased the number of sight-holders and has announced that those who remain sight-holders will be expected to be involved in diamond advertising, promotional and branding initiatives or to supply diamonds to those who are. By these initiatives the DTC aims to drive consumer demand for diamond jewelry, to grow the diamond business and to match the growth rates enjoyed by other luxury goods sectors. The luxury goods sectors in our view have demonstrated that branded luxury goods can be a catalyst for growth.  We expect that these long-term strategies by the DTC will involve significant changes throughout the diamond distribution pipeline.

As a result of these DTC sponsored initiatives, we have observed multiple new marketing initiatives by various merchants in almost all major consumer markets. We believe that these new marketing initiatives will improve consumer awareness and may stimulate retail purchases. As a result, we believe these initiatives to be positive for our industry sales and growth.

The availability and price of diamonds to the DTC and to our suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the sight-holder system and increased competition in the wholesale and retail diamond trade, substantial competition exists for rough diamonds, which have resulted in significant increases in diamond prices in 2004 and 2005. Sustained interruption in the supply of rough diamonds, an over-

abundance of supply or a substantial change in the marketing arrangements described above could adversely affect us and the wholesale and retail jewelry industries in general.

Changes in the marketing and advertising policies of the DTC and its direct purchasers could affect consumer demand for diamonds. Additionally, an affiliate of the DTC has formed a joint venture with an affiliate of a major luxury goods retailer for the purpose of retailing diamond jewelry. Because the DTC has encouraged its sight-holders to engage in diamond brand development, demand for diamonds may further increase and thereby affect the supply of diamonds in certain categories.

Within the last few years increasing attention has been focused on the issue of “conflict” diamonds. Conflict diamonds are extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have been made in the press that diamond trading is used as a source of funds to further terrorist activities. Industry associations and concerned participants in the diamond trade are seeking to exclude “conflict” diamonds, which reportedly represent a small fraction of the world’s supply, from legitimate trade through an international system of certification and legislative initiatives. We anticipate that these efforts will not substantially affect the supply of diamonds.

Finished Jewelry

We currently purchase finished jewelry from six manufacturers. While we believe that our relationships with these manufacturers are good, we anticipate that there are alternative sources for most jewelry items. However, while we own the original molds of our jewelry models, due to the designs and craftsmanship involved in certain of our jewelry lines, if our relationship with these manufacturers is impaired, or if we encounter delays in scheduled deliveries, we might encounter difficulty in finding readily available and acceptable alternative supply sources in the short term.

We are in discussions with companies that have successfully developed a longstanding reputation and solid industry acceptance within the specific product category that they are associated with.  We are evaluating their capabilities and finished products to determine their abilities to manufacture private label products under our brands.  We seek to work with the companies that best round out the product categories necessary to meet the price points, design requirements and merchandise requested by our retailers.

About our Licenses and Licensors

Interplanet Productions, Ltd./Dame Elizabeth Taylor

Interplanet granted us an exclusive worldwide license in May 2005 to distribute specified items of jewelry that include diamond, color, precious, semi-precious and pearl “Fashion Jewelry” consisting of earrings, rings, bracelets, necklaces, brooches, bangles and charms. We refer to these jewelry categories as “Licensed Products”. Within the categories of Licensed Products Interplanet has also granted to us the rights to market the entire costume jewelry category of non-precious metals and stone simulants, under the Elizabeth, ET and House of Taylor marks and related marks, as part of the House of Taylor jewelry collections. We may not advertise, market, promote, and display materials, nor may we use other artwork without prior written approval by Interplanet. Interplanet owns all right, title and interest in and to all jewelry designs that will be part of the Elizabeth Taylor Core and Basic Collections and has sole and exclusive ownership of all right, title, and interest in and to  licensed marks, names and designs and any registrations that have been issued or may be issued thereon. The initial license term ends on December 31, 2011 and is renewable for two additional seven-year terms under certain conditions.

Interplanet has the right to terminate the license immediately if Jack Abramov and Monty Abramov are no longer associated with our business, if the license with Sandbox terminates, if we effect a merger or sale of the company, if we fail to pay established minimum royalties, as well as under certain other events enumerated in the agreement occur. In consideration of the license, we have agreed to pay Interplanet a royalty of up to 10% of net sales, depending on the type of jewelry sold.

Dame Elizabeth Taylor is an internationally acclaimed Hollywood luminary, having starred in more than fifty-five feature films. Dame Elizabeth Taylor has personally amassed one of the world’s foremost jewelry collections and she is, in our view, more associated with diamonds and fine jewelry than any other woman in the world. Her personal collection includes pieces of unparalleled historic stature such as the Krupp Diamond, the Taj Mahal Diamond (dating to 1627) and the La Peregrina Pearl that was discovered in Panama in the early 1500s and recently placed on display at the Smithsonian Institution in Washington, D.C. For nearly 20 years, she has been a leader in AIDS activism, including her founding role in the American Foundation for AIDS Research (AmFAR), and the establishment of The Elizabeth Taylor AIDS Foundation (ETAF). She has also been a successful businesswoman with a best-selling line of fragrances.

The recipient of numerous honors and awards, she was made a Dame of the British Empire in the year 2000. In 1987, France bestowed upon her that nation’s most prestigious award, the Legion d’Honneur, and in 2001, President Clinton recognized her with the Presidential Citizen’s Medal. She has won two Academy Awards for Best Actress, and in 1993 she received the Jean Hersholt Humanitarian Award from the Academy of Motion Pictures Arts and Sciences for her work on behalf of those suffering from AIDS and on behalf of AIDS research. She has also received the BAFTA Fellowship from the British Academy of Film and Television Arts, as well as the Lifetime Achievement Award from the American Film Institute.

Sandbox Jewelry, LLC/Kathy Ireland

In May 2005 Sandbox granted us an exclusive license to distribute jewelry, including gold, silver, diamond, pearl and semi-precious jewelry, under the Kathy Ireland mark and related marks as part of the House of Taylor Jewelry collection. The territory of the license is the United States, Puerto Rico, the U.S. Virgin Islands and Canada. The license has a seven-year term and is renewable for two additional seven-year terms under certain conditions.  In consideration of the license, we have agreed to pay Sandbox a royalty of up to 5% of net sales depending on the type of jewelry sold.  Sandbox may terminate the license for a material breach of the license agreement, including failure to meet certain sales goals and failure to make royalty payments.

Kathy Ireland began her career as a supermodel, and approximately twelve years ago, became Chief Designer and Chief Executive Officer of Kathy Ireland Worldwide, Inc., a design and marketing company. The stated mission of Kathy Ireland Worldwide is “…finding solutions for families, especially busy moms.” By staying true to her mission, Ms. Ireland has developed, in our opinion, an impressive array of brand partners and products outside of the jewelry industry, including furniture, flooring, lighting, window treatments, permanent florals, and fashion. We believe that her dedication to expressing that mission statement in her offerings of quality products and services has earned her widely held respect and admiration in the business community. Fairchild Publications, the publisher of Women’s Wear Daily and HFN, named Ms. Ireland one of the fifty most influential people in the world of fashion, outranking Vera Wang, Tommy Hilfiger, and Giorgio Armani.

Kathy Ireland is also the recipient of The Outstanding Mother of the Year Award from the National Mother’s Day Committee, and she serves as National Ambassador for Youth and the PTA. She has been featured in INC Magazine as the nation’s leading female celebrity entrepreneur. Ms. Ireland has also been recognized as a “best friend to working mothers” by the Associated Press and The Times of London; and by Forbes for building “a design empire.”

Fulfillments Agreement

On June 29, 2005, we entered into a Fulfillments Agreement with Baguette World, a Los Angeles based manufacturer and wholesaler of bridal, fashion and other jewelry. The services provided under the agreement commenced after June 30, 2005. The agreement provided for receiving, warehousing, inspecting, shipping, billing for our jewelry, as well as collecting invoices on our behalf and other related services. Baguette World was also entitled to receive a commission of 5% on products sold by its sales people. The agreement further provided that we be paid a distribution fee for products included in our jewelry lines that are manufactured and sold by the fulfillment house. From August 30 through December 31, 2005 sales of  these products were billed and recorded at gross as revenue by the Company and the amount due to the fulfillment house was recorded as cost of goods sold. Moreover, the fulfillment house was entitled to recover from us its actual incremental expenses incurred in providing fulfillment services after January 1, 2006 and was not entitled to recovery for services that it provided before that date. By its terms the agreement was to expire in June 2009, but we were permitted to terminate it on 90 days’ notice. Substantially all of our warehousing, inspection, shipping, and customer service for our bridal jewelry categories, including sales, were conducted on our behalf through October 2005, by this fulfillment vendor.  We recently terminated this agreement on an amicable basis and we have, by mutual agreement since November 2005 handled all fulfillment services in house.

Competition

We encounter significant competition in all of our product lines from manufacturers, wholesalers and other third-party providers, some of which specialize in just one area in which we may be active. Many of our competitors have established worldwide, national or local reputations for style, design, brand recognition, quality, expertise and customer service similar to that of the Company. They compete and we will compete on the basis of those reputations. Other jewelers and retailers compete primarily through advertised price promotions. We expect to compete on the basis of reputation for quality products, brand recognition, customer service and distinctive value-priced merchandise. We currently do not intend to compete by engaging in price promotional advertising.

Competition for engagement jewelry sales is particularly fierce and becoming more so. The rise of the Internet and increased use of diamond condition reports issued by independent gemological associations have given rise to the mistaken impression among certain consumers that diamonds, engagement and bridal jewelry  are commodity items and that significant quality differences do not exist. Our prices for diamonds, engagement and bridal jewelry reflect the rarity of the stones as well as the cut, clarity and other quality factors of the jewelry that we endeavor to incorporate within our branded products. We expect to compete in our markets by emphasizing quality, attractive design and customer service.

We are in the process of establishing an Internet strategy but have not yet implemented it. We expect to have our Internet operations substantially launched sometime in 2007, however, we can give no assurance that we will be successful in doing so. We expect that competition in this area will become more intense as the technology improves. We will seek, following launch and implementation, to maintain and improve our position in the Internet marketplace by refining and expanding our merchandise selection, price points and services.

Seasonality

Our jewelry business is seasonal in nature, with the largest initial purchases of opening orders for manufacturers from retailers occurring at one or more of the major jewelry shows during the buying season that traditionally extends from about May through July of each year.  Retailers place their orders with manufacturers and request delivery from about June through November each year to prepare for the holiday season in the fourth calendar quarter.  Additional purchasing by retailers also occurs in January as retailers begin to replenish their inventory and prepare for Valentine and Mothers Day sales events.  The bridal category of engagement rings and wedding bands is not as seasonal as other categories of jewelry. We have found that this category continues to be a material part  of year round diamond revenue that is often critical for the typical jewelry store’s profitability and that this category typically represents a proportionally greater percentage of a retailer’s annual sales and revenue than do other jewelry categories. Management expects this seasonality in our business to continue.

Employees

At March 31, 2006, we had 13 full time employees, all of whom are located within our principal offices.

Item 2.  Description of Property

We currently maintain executive offices within approximately 4,900 square feet of office space at 9200 Sunset Boulevard, Suite 425, West Hollywood, California, which we have leased through March 2009. We currently pay a minimum annual rent of $137,500. That amount increases by three percent per year during the term of the lease. Members of the Abramov family have guaranteed our obligations under the lease. We expect this leased space to be adequate for our principal offices for the foreseeable future.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings and, to our knowledge, none is contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Since March 1, 2006 our common stock has been quoted on the Nasdaq Capital Market under the symbol “HOTJ”. From May 20, 2005, our common stock was quoted on the Nasdaq Bulletin Board under the symbol “HJWL.” From April 22, 2005 to May 20, 2005, our common stock was quoted on the Nasdaq Bulletin Board under the symbol “NUCL,” and under the symbol “NUSL” prior to April 22, 2005.

The following table sets forth the quarterly high and low bids for our common stock as reported by the Nasdaq Bulletin Board for the past two calendar years and gives effect to our 1 for 1,000 reverse stock split in April 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

Year ending December 31, 2005:
Quarter	High	Low
03/31/05	$10.00	$ 2.00
06/30/05	$10.00	$ 0.15
09/30/05	$ 6.50	$ 5.50
12/31/05	$ 7.19	$ 5.50
Year ending December 31, 2004:

Quarter	High	Low
03/31/04	$ 30.00	$ 1.00
06/30/04	$ 25.00	$ 2.00
09/30/04	$ 7.00	$ 1.00
12/31/04	$ 10.00	$ 2.00

As of April 13, 2006, the closing price per share was $4.14.

Number of Holders of Common Stock

As of December 31, 2005, we had approximately 461 stockholders of record, excluding beneficial owners whose shares are held by banks, brokers and other nominees..

Dividends

We currently intend to retain future earnings to finance the operation, development and expansion of our business.  We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

 Recent Sales of Unregistered Securities

On April 25, 2005, each of the Registrant’s then two principal shareholders converted outstanding promissory notes into 810,038 shares of the Registrant’s common stock.

Effective May 20, 2005, Registrant entered into subscription agreements with five accredited investors providing for the purchase and sale of 125,000 units of Registrant’s securities at a price of $4.00 per unit (a “Unit” or “Units” in the plural). Each Unit consisted of two shares of common stock and one common stock purchase warrant entitling the holder thereof to purchase one share of Registrant’s common stock prior to May 16, 2008 at a strike price per share of $3.50.

Pursuant to the terms of a Convertible Promissory Note dated March 21, 2003 (the “Note”) that Registrant issued to Triton Private Equities Fund, L.P. (“Triton”), Triton converted the Note on May 20, 2005 into 400,000 shares of Registrant’s common stock. As a result of that conversion, all of the principal and accrued interest of the Note was deemed paid in full and the Note was cancelled.  Prior to February 16, 2005, Triton had been Registrant’s controlling shareholder.

Effective the close of business on May 20, 2005, Registrant entered into an agreement and plan of reorganization (the “Merger Agreement”) by and among Registrant, HOTJ Acquisition Corp., a wholly owned subsidiary of Registrant (“Merger Sub”), and House of Taylor Jewelry, Inc. (“HOTJ”), a California corporation, providing for the merger of Merger Sub with and into HOTJ. Registrant issued 30,000,000 shares of its common stock to the nine shareholders of HOTJ and Registrant agreed to assume HOTJ’s outstanding options and warrants. Pursuant to the Merger Agreement Registrant was also obligated to issue an additional 3,000,000 shares of its common stock to two principal shareholders of HOTJ if certain conditions were fulfilled and, after fulfillment of those conditions, Registrant issued these additional shares to those two shareholders in June 2005.

On May 20, 2005, Registrant issued 150,000 shares of its common stock to a limited liability company in an unregistered issuance for introduction services provided to Registrant in connection with the Merger Agreement. The issuee represented to Registrant that it (i) is an “accredited investor” (as defined in Regulation D under the Securities Act of 1933), (ii) has the business or financial experience to protect its interests in connection with its investment in Registrant and to evaluate the merits and risks of such investment and (iii) has a net worth and/or annual income which give it the ability to bear the economic risk of its investment in Registrant. Based on the foregoing, Registrant believes that this issuance was made pursuant to an exemption from registration under Section 4(2).

On August 12, 2005, Registrant completed a private placement offering of 1,523,980 Units, each  consisting of one share of its common stock (individually a “Share” and collectively the “Shares”) and one common stock purchase warrant (individually a “Warrant” and collectively the “Warrants”) at a price of $4.25 per Unit for gross proceeds of $6,476,915. The Warrants are exercisable for a period of five years and entitle holders to purchase Shares (the “Warrant Shares”) for $7.00 per Warrant Share. At the closing of this placement, Registrant also issued to seven affiliates of the placement agent five year warrants to purchase 152,398 shares of Registrant’s common stock on the same terms.

The sales and issuances of common stock and warrants to purchase common stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and the standards of Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities that we sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

Management considers its success in developing new products, and channels to market them, under the Elizabeth Taylor and Kathy Ireland brands to be critical challenges. We are implementing a business model that involves having our products manufactured according to our designs and specifications and marketing fine jewelry products under our Elizabeth®,  ET®, House of Taylor Jewelry®, Kathy Ireland Jewelry® and Mirabelle® brands, while leveraging the manufacturing resources, distribution and marketing infrastructures of some of the leading fine and fashion jewelry manufacturers in the world. Our Kathy Ireland specialty brands include J du J and The Quilts of Gees Bend. We intend to sell our Kathy Ireland Collection jewelry lines primarily through independent jewelry stores, jewelry chains and department store retail channels which will feature price points ranging from about $200 to $3,000 We will target upper tier retail channels with our Elizabeth, ET, and House of Taylor jewelry lines which will feature price points currently expected to range from about $3,000 to over $1 million. Each of these branded lines will include products from various categories including diamond basics, colored stones, bridal, and pearls. We are engaged in designing or acquiring designs on more than 200 new products that will comprise the Elizabeth, ET, House of Taylor and Kathy Ireland Collections upon their anticipated formal retail launch in or about Spring 2006.

We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are gross profit margin, operating income or loss, net cash provided by operating activities and growth in net sales. We are  dependent on outside manufacturers and suppliers to meet our anticipated increased demand and their failure to meet scheduled delivery dates and design quality could negatively impact our sales and overall profitability. We are currently expanding our supplier network in order to ensure our ability to meet customer needs.

Among the key non-financial measures of our success is customer feedback. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote our brands and to increase our net sales and net income. We routinely contact our retailers and address any issues or concerns.

Our financial results, including our net sales, gross profit and operating income can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include the seasonality of our net sales, general economic conditions, the costs to acquire diamonds and precious metals, the product mix of our customer orders, and the level of consumer acceptance of each new branded product line.

Plan of Operation

Results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004

During 2005 we expended much of our efforts in designing and sourcing new products and developing sales and marketing strategies and programs. In anticipation of the introduction of the brands at major national jewelry shows, the Company focused on new products to be incorporated into the Elizabeth Taylor and Kathy Ireland lines rather than existing products. These activities were the primary reasons for the decrease in sales in 2005 as compared to sales in 2004.  We lowered prices on existing merchandise during the first half of the year in order to reduce our inventory of goods which were not going to be part of our new lines.  The remaining inventory of these products was sold at below cost in 2006 and a loss on  write down of inventory of $485,500 was recorded in the year ended December 31, 2005.  Net sales for the year ended December 31, 2005 totaled $5,613,379, a decrease of $804,042  (13%) from net sales of $6,417,421 for the year ended December 31, 2004.  Of that amount, approximately $4,600,000 was a result of a decrease in sales of our existing Mirabelle and Techline products netted with approximately $3,796,000 of branded product sales.

Our cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.  Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense.  Our gross margin may not be comparable to others in our industry that include some or all of these costs in their costs of sales.

Gross profit declined from that of the same period in the prior year as a result of decreased sales and lower margins. Gross profit as a percentage of sales was 20% (net of the write down of inventory of $485,500) for the year ended December 31, 2005, compared to 34% for year ended December 31, 2004. The reduced gross profit percentage in 2005 was the result of a number of factors including the sale of existing products at lower prices in order to reduce inventories of the non-branded generic product lines. Certain of our sales were of goods we had on consignment from manufacturers and sales of consigned goods traditionally have a lower margin.  Additionally, in the fourth quarter of 2005, we sold more loose stones than in the prior year, which also have a lower gross profit margin than finished jewelry.

Selling, shipping and general and administrative expenses were $4,980,704 for the year ended December 31, 2005, compared to $1,543,443 for the year ended December 31, 2004, an increase of $3,437,261. There was an increase of approximately $656,500 in professional fees, including legal and accounting, which were associated with the reorganization and merger and the requirements of a public company.  Advertising and marketing expense, increased approximately $690,000 from approximately $318,000 in 2004 to $1,008,000 in 2005. This increase included a marketing fee of $100,000 contractually due to our licensors as well as greatly increased spending on trade shows and print advertising in both the trade publications and consumer magazines in order to introduce our brands. We also incurred a non-cash expense of approximately $128,000 for financial consulting. We anticipate these expenses will decrease as a percentage of sales going forward.  Payroll expense increased approximately $405,000 from approximately $593,000 in 2005 to approximately $998,000 in 2005 due to increased staffing which also caused increases in supplies and other employee related expenses.  We also incurred approximately $204,000 of royalty expense and $593,000 of amortization expense associated with our license agreements and intellectual property acquired in 2005.

Interest expense was $226,783 for the year ended December 31, 2005 compared to $216,247 for the same period last year. Interest expense relates principally to the line of credit, the $60,000 of imputed interest on an obligation to a vendor, which was due after three years from purchase, without interest, in 2005, and interest on related party notes of approximately $67,000.

Other income in the year ended December 31, 2005 amounted to $981,980 which was the result of the settlement, at a discount, of the obligation to the vendor discussed in the preceding paragraph.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations, as the well as utilizing, when needed, borrowings under the Company’s various credit lines.  During 2005, the Company incurred significant expenses to complete its reverse acquisition, as well as in its efforts to design and source new products and develop new sales and marketing strategies.

The Company is evaluating its cash needs and existing and forecasted cash utilization rate and plans to raise additional debt or equity capital in the short term to provide funding for ongoing future operations. No  assurances  can be given that the  Company  will be successful  in  obtaining  additional  capital,  or that  such  capital  will be available on terms acceptable to the Company. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its products successfully.

For the year ended December 31, 2005, the Company used approximately $4,916,000 in its operations. The principal components of the cash used in operations included the net loss of $3,529,872, an increase in inventory of approximately $1,600,000, and an increase in prepaid advertising and marketing expenses of $284,000. Accounts payable decreased by approximately $729,000. This decrease was primarily due to the settlement of an amount due to one vendor of approximately $2,000,000 which was settled at a gain by payment of $981,980. This decrease in payables was offset by increases of approximately $1,226,000 primarily related to inventory purchases. These decreases in cash provided by operations were offset by a reduction of accounts receivable of approximately $559,000 due to increased collections and lower sales volumes and an increase in accrued liabilities of $409,500, consisting primarily of marketing and professional fees.

For the year ended December 31, 2004, operations provided cash flow of $2,179,903. The principal factors contributing to the increase in cash from operations were net income of $407,341, a decrease in accounts receivable of $1,004,228, a decrease in inventory of $94,268, and an increase in accounts payable of $658,496. These were offset by a decrease in accrued liabilities of $78,308.

Investing activities used $275,000 for the purchase of intellectual property related to our brands and approximately $72,000 for the purchase of equipment, while $500,000 was acquired as a result of our recapitalization.

For the year ended December 31, 2005, financing activities provided approximately $4,590,000. This included $5,671,161 from the sale of units (consisting of common stock and warrants) in a private placement in August 2005 and $230,000 from the issuance of common stock and an increase of borrowings on our line of credit of approximately $1,406,000. This was offset by $447,450 of cash distributions to stockholders, repayments of loans to shareholders of approximately $420,000 and the restriction of $2,000,000 as collateral for our line of credit. Financing activities used $1,453,606 in the year ended December 31, 2004, principally reducing the balance of the line of credit and distributions to stockholders.

On August 12, 2005 we completed a private placement of 1,523,980 units at a price of $4.25 per unit for total gross proceeds of $6,476,915. Each unit consisted of one share of our common stock and one common stock purchase warrant that allows the holder thereof to purchase one share of our common stock  at $7.00 per share, subject to anti-dilution provisions and other adjustments.  We engaged Laidlaw & Co (UK) Ltd, as our exclusive placement agent to offer the units. We paid Laidlaw a fee equal to eight percent (8%) of the gross proceeds derived from the sale of the units, reimbursed Laidlaw for certain of its expenses, principally legal fees, and also issued to Laidlaw affiliates five year warrants to purchase up to 10% of the number of shares of common stock sold in the placement at an exercise price of $7.00 per share. Moreover, we agreed to register with the SEC the shares of common stock issuable upon exercise of these warrants. We also agreed to indemnify Laidlaw against various liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments that Laidlaw may be required to make in respect of any of those liabilities.

We further agreed to file a registration statement with the SEC on or before September 26, 2005 registering the shares and shares issuable upon exercise of the warrants for resale. In the event that we fail to file the registration statement on or before that date or in the event that the registration statement is not declared effective on or before December 31, 2005, then we have agreed to pay investors in the placement liquidated damages in an amount equal to 1.5% of the amount invested for each 30 day period beyond September 26, 2005 until we file the registration statement or beyond December 31, 2005 until the SEC declares the registration statement to be effective.  We filed a registration statement on Form SB-2 on September 23, 2005.  On February 13, 2006, the company and investors holding more than a majority of the underlying securities covered by the registration rights agreement amended the registration rights agreement.  The amendment provides that unregistered shares of common stock of the Company can be used to pay liquidated damages pursuant to the registration rights agreement.   The amendment also provides that the aggregate number of shares of common stock that may be issued pursuant to the liquidated damages provision shall not exceed 7,600,000.  Our registration statement was declared effective on February 14, 2006.   The amount of damages due to the investors under the registration rights agreement is approximately $97,000.

In August 2005 our principal lending institution provided us with a $2,000,000 line of credit secured by a certificate of deposit. We repaid the outstanding balance of $2,000,000 on January 4, 2006.

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

Inventory

Inventory consists principally of finished products and is stated at the lower of cost (first-in, first-out) or market.  The Company evaluates  inventory  balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand,  inventory on hand,  sales levels and other  information.  Based on that analysis, the Company’s  management  estimates the amount of provisions  made for obsolete or slow moving inventory.

Concentrations of credit risk

The Company grants credit in the normal course of business to its customers and periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

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

An allowance for returns is provided based on an ongoing review of returns and management’s expectation of returns based on their evaluation of current business conditions.

The Company does not have a policy of allowing customers to return products, but may accept returns where the customer concurrently purchases additional products or where the Company considers the likelihood of collection to be remote.

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position as the Company does not engage in these sorts of transactions

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005.

The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 1).  Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R. The Company is in the process of determining  the impact of this statement on its consolidated financial statements, although our ability to quantify the future  impact is limited due to the lack of our ability to predict future  share-based  payments and the potential  variability  of these  payments between accounting periods.

In December 2004, the FASB issued two Staff Positions, FSP FAS 109-1 “Accounting for Income Taxes” to the tax deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004” and FSP FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004.” Neither of these pronouncements had a significant effect as the Company does not participate in the related activities.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123 (R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123 (R), the modification of employees share options prior to adoption of SFAS 123 (R)  and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123 (R).

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

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has adopted the requirements of EITF No. 05-2 for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company does not expect its financial statements to be significantly impacted by this statement.

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

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05–7”). EITF 05–7 addresses that the changes in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96–19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05–7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05–7 is not expected to have significant impact, if any, on the Company’s financial position and results of operations.

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance of FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company's consolidated financial statements.

Factors That May Affect Future Results

This report, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results. Other sections of this prospectus may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks relating to the company

We have licensed our Elizabeth Taylor brands from Interplanet Productions, Ltd. and our Kathy Ireland brands from Sandbox Jewelry, LLC, a subsidiary of Kathy Ireland Worldwide, and the impairment or loss of either of these licenses will adversely impact our operations and sales.

We are dependent on our licenses for implementation of our branded business model. A termination of either license would materially damage our goodwill with suppliers, retailers and consumers. If our license with Interplanet terminates we will be obligated to change the name of our business and will no longer be able to sell jewelry under the House of Taylor Jewelry brands and designs. The license with Interplanet may be terminated immediately if Jack Abramov and Monty Abramov are no longer associated with our business, if the license with Sandbox is terminated, if we effect a merger or sale of our company as well as under certain other circumstances. The license with Sandbox may be terminated upon a material breach of that license, including for failure to meet certain sales goals and failure to make royalty payments.

Our license may terminate if we do not pay to Interplanet established minimum annual royalties that increase over the seven-year term of the agreement.

Over the course of the initial seven-year term of the license, we are obligated to pay Interplanet minimum royalties that increase annually ranging  from $580,000 to almost $3,000,000. Interplanet has the right to terminate our license if annual royalties do not at least meet established minimum amounts. If our license is terminated we will be obligated to change our name to delete the reference to “House of Taylor” and to cease producing jewelry under our brand names and designs. If that were to occur we would experience severe disruptions in our operations that may cause our shareholders to lose all or substantially all of their investment in our common stock.

Our business plan is based on continually promoting our brands, and if the value of our brands were to diminish, our revenue, results of operations and prospects would be materially harmed.

Dame Elizabeth Taylor and Kathy Ireland, as well as their names, their images and the trademarks and other intellectual property rights relating to these, are integral to our marketing efforts and form the cores of our brand names. Our future success and the value of our brand names depend, to a large degree, on the reputations of Dame Elizabeth Taylor and Kathy Ireland. If the public image or reputation of Dame Elizabeth Taylor or Kathy Ireland is tarnished or otherwise diminished we may lose customers and incur substantial losses. The value of our brands may also diminish if for any reason, which may include death or disability, we are deprived of the services of, or ability to collaborate with, either of Dame Elizabeth Taylor and Kathy Ireland.

The value of our brands may also be diminished if we were unable adequately to protect our brand names and designs.

We are susceptible to others imitating our designs and jewelry products to give those items the same look and feel as our branded collections. We may not be able successfully to protect our intellectual property rights from infringement. In addition, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Imitation of our designs, including the look and feel of our products or other infringements of our intellectual property rights, could harm the value of our brands causing us added cost and lost or reduced revenue.

The execution of our business model depends on our ability to retain key executives and our license with Interplanet will terminate if we lose their services.

Our success depends on the efforts and abilities of senior management, Jack Abramov, President and Chief Executive Officer and Monty Abramov, Executive Vice President, Chief Design Officer. Each of these officers has entered into an employment agreement with us for a term that ends in May 2012.  Our ability to implement our business plan successfully would be jeopardized if either of Jack Abramov or Monty Abramov becomes incapable of fulfilling his obligations to us and a capable successor is not found.  Moreover, Interplanet Productions Ltd, the licensor of the House of Taylor Jewelry name and other licensed marks that are vital to our business, has the right to terminate the license immediately if Jack Abramov and Monty Abramov are no longer associated with our business.  We can give no assurance that qualified individuals will be available to replace existing management should replacement become necessary, or that capable entrepreneurial personnel can be attracted to manage our operations.  We believe that our future success will also depend significantly upon our ability to attract, motivate, and retain additional highly skilled managerial, technical and design, as well as experienced sales personnel. Competition for experienced and talented personnel is intense. We can give no assurance that we will be successful in attracting, assimilating, and retaining the personnel we require to grow and sustain our operations.

Our limited operating history has not yet generated positive cash flow from our current business model that focuses on promoting and marketing our branded jewelry lines.

Although our subsidiary, Techline, has been engaged in designing and marketing jewelry since about November 2001, we have been operating under the current business model of designing, manufacturing, distributing and promoting our branded jewelry lines under House of Taylor Jewelry labels since about May 2005. This short time frame provides a limited period for investors to evaluate our new business model. Because of this lack of operating history in connection with our new business model and the uncertain nature of the rapidly changing markets that we serve, we believe the prediction of future results of operation is difficult. Our prospects must be evaluated with a view to risks encountered by a company in an early stage of development.  While we are optimistic about our prospects and believe in the strengths of our Elizabeth Taylor and Kathy Ireland brands, we can provide no assurance that we will be profitable, have a positive cash flow or otherwise be successful.

We require substantial investment to launch and promote our branded jewelry lines and if we fail to raise capital to support and fund our expanding operations we may be unable to grow our business and generate positive cash flow.

We are in effect a new company that has no prior history in launching a branded business model within the jewelry industry. We may require additional capital in order to launch our new branded jewelry lines and continue to support and increase our sales and marketing efforts and fund our growth.  In addition, we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other lines of credit arrangements. We cannot assure you that such additional capital will be available on terms acceptable to us, if at all. Additional equity financing will be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants that could limit our operations and increased interest costs. Our inability to obtain sufficient financing may:

•

cause us to lose the ability to obtain favorable source pricing and purchase terms for our  goods,

•

reduce our ability to provide favorable pricing and terms to our customers, and require us to delay, scale back or eliminate some or all of our expansion programs and our marketing and promotional activities.

Liquidity and going concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities  in the normal course of business. The Company incurred a loss in 2005 of $3,529,872, and  has  an  accumulated  deficit  of  approximately  $2.9 million as of December 31, 2005. The Company used approximately $4.9 million in operations during the year ended December 31, 2005.

The Company is evaluating its cash needs and existing and forecasted cash utilization rate and plans to raise additional debt or equity capital in the short term to provide funding for ongoing future operations. No  assurances  can be given that the  Company  will be successful  in  obtaining  additional  capital,  or that  such  capital  will be available on terms acceptable to the Company.  The Company's continued existence is dependent upon its ability to raise  capital  and to market  and sell its products  successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of  liabilities  that may result if the Company is unsuccessful.

If we are unable to handle warehousing and sales fulfillments our customer relationships will be damaged and we will lose revenue.

Substantially all of our warehousing, inspection, shipping, and customer service for our bridal jewelry categories were conducted on our behalf through October 2005 by a Los Angeles, California based manufacturer and wholesaler of bridal, fashion and other jewelry.  Since November 2005, we have handled all fulfillment in house. If we are unable to handle fulfillments in a secure, efficient and timely manner we may experience customer dissatisfaction, order cancellations and merchandise

Our inability to manage growth could cause disruptions to our business and generate dissatisfaction among our retailers.

To manage our anticipated growth, we must oversee transaction processing methods, implement operations and financial systems, improve procedures and controls, hire qualified persons and train and manage our employees. We must also look to support and be responsible to an expanding number of retailers who carry one or more of our branded collections. We may not be able to implement these items in an effective and timely manner, or at all.  An inability to manage these challenges of growth could disrupt or harm our supplier and retailer relationships, cause cost increases and generate losses.  We can provide no assurance that we will achieve planned expansion goals, manage growth effectively, increase sales or revenues, or ever operate profitably.

Concentration of share ownership among our existing executive officers, directors and principal stockholders may prevent others from influencing corporate decisions.

Our executive officers, directors and principal stockholders, as a group, beneficially own approximately 31,000,000 of our shares, or about 81% of our currently outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert control over substantially all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders.

If our brands, designs and collections are not accepted by our customers, we will not capture market share.

Our principal Elizabeth Taylor and Kathy Ireland lines and collections have not yet been fully launched and are thus unproven. As a result of our limited operating history, our ability to execute our business strategy is materially uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Our limited operating history also makes it difficult to evaluate our long-term commercial viability. Our ability to execute our business strategy must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and by jewelry businesses specifically.

While management believes that our Elizabeth Taylor and Kathy Ireland brands will have immediate national and international name recognition and generate substantial goodwill, the success of our business will depend, in significant part, on the market’s acceptance of our new brands and the jewelry lines designed for those brands.  We can provide no assurance that these new brands will be successfully received in the marketplace. If the growth and demand for and acceptance and purchase of our brands do not occur or if our brand development and market acceptance occur at a rate that is less rapid than we have anticipated, our business, financial condition and results of operations will be materially and adversely affected.

If retailers of our products do not accept or if they cease to sell our products or fail to purchase our products at anticipated levels, we may lose or not be able to increase revenues resulting in further reported losses.

Our business model provides for the sale of our branded jewelry lines to retail stores and chains meeting sales standards and other requirements that we establish.  Our results of operations will depend to a significant extent upon the commercial success of the retail jewelry select to carry and market our jewelry lines.  If these retail jewelry stores fail to purchase our branded jewelry lines at anticipated levels or if our relationships with these customers are impaired, we may experience no revenue growth and continued losses.

Our operating results may fluctuate significantly.

We expect to experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence variable quarterly results include

•

the timing of our introduction of new Elizabeth Taylor and Kathy Ireland product lines,

•

the level of consumer acceptance of each new branded product line, general economic and industry conditions that affect consumer spending and retail purchasing on discretionary matters such as jewelry,

•

the seasonality of the markets in which we participate,

•

the timing of trade shows,

•

product mix of customer orders,

•

timing of the placement or the cancellation of customer orders,

•

returns of consignment merchandise in excess of planned levels,

•

the success and efficiency of our handling fulfillment, including packaging, shipping, invoicing and collecting on merchandise sold, and

•

the actions of competitors.

As a result of these actual and anticipated fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not and will not be a reliable indication of our future performance.

Increases in the price of raw materials or their reduced availability could increase our cost of sales and decrease our profitability if we are unable to pass these added costs to our customers.

Our principal raw materials and work in process include diamonds, other precious and semiprecious gem stones, gold, silver, pearls and other high fashion items comprising our jewelry products. The price and availability of any of these items may fluctuate significantly, depending on a variety of factors including supply conditions, government regulation, economic climate and other unpredictable factors. Any price increases in the materials underlying our jewelry lines could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers.  Moreover, any decrease in the availability of these goods could impair our ability to meet our customer delivery requirements in a timely manner.

The success of our business depends upon our ability to offer innovative, well priced and style sensitive branded products.

The jewelry industry across all price points is characterized by changing or evolving consumer preferences. As a result, our success will depend on our ability to source, design, develop, market and deliver attractive products at a reliable pace that is competitive with other manufacturers in our several segments and price points. We must continue to create and present jewelry products and lines that appeal to multiple consumer segments across a range of consumer accepted price points. If we are unable to develop on a regular basis attractively designed branded products and updated core jewelry lines we could:

•

limit our ability to differentiate, segment and price our products;

•

adversely affect retail and consumer acceptance of our jewelry lines within the sales categories that we serve; and

•

limit sales potential.

The increasing importance of branded design innovation and stylings in the jewelry business requires us to strengthen our internal sensitivity to style trends and to rely on successful relationships with third parties, such as suppliers of pearls, diamonds, colored precious and semi-precious gem stones and bridal fashion jewelry.

Our dependence on outside manufacturers and suppliers may reduce our ability to control the creation and supply of our products, which could harm our sales, reputation and overall profitability.

We depend on outside manufacturers, suppliers and vendors to help us design, secure, finance, supply and ship our goods in an environment characterized by continuing cost pressure and increasing demands for branded product and marketing innovation. This dependence could subject us to difficulty in obtaining or making timely delivery of branded products of acceptable quality and style. This dependence could result in our failure to meet delivery requirements of our customers. Failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, reduce future orders, any of which could harm our sales, reputation and overall profitability. To the extent we are not able to secure or maintain relationships with independent suppliers or contractors that are able to fulfill our requirements, our business will be harmed.

We may experience sales resistance and revenue declines, particularly for our couture categories, in down turning  general economic cycles.

The jewelry industry is a cyclical one that is heavily dependent upon the overall level of consumer spending. Purchases of jewelry and related fashion goods tend to be highly correlated with economic cycles and the disposable income of our consumers. Our customers may anticipate and respond to adverse changes in economic conditions and uncertainties by reducing inventory and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in interest rates, acts of war, terrorist or political events that diminish consumer spending and confidence in any of the geographical areas in which we compete could reduce our sales and adversely affect our business and financial conditions.

Our business is highly competitive and depends on consumer spending patterns.

The jewelry industry is highly competitive and fragmented. We face a variety of competitive challenges that include:

•

anticipating and quickly responding to changing consumer demands;

•

developing high style, high quality branded jewelry products, including rings, necklaces, earrings, bracelets and other high quality products in sizes, colors and types that appeal to consumers of varying age groups, disposable income and tastes;

•

competitively pricing our lines of jewelry products and achieving customer perception of value for our brands; and

•

providing strong and effective marketing support and incentives to our retail jeweler customers.

 Our inability to meet these competitive challenges may harm our customer relationships, negatively impact consumer confidence in our brands and result in our having undesirable inventory that cannot be sold at a profit.

If our products infringe upon the intellectual property rights of others we may incur significant litigation costs and damages that could harm our reputation and cause us losses.

From time to time, we may receive notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights and such claims could result in litigation. Such litigation, whether as a plaintiff or a defendant, may harm our reputation, cost us money, divert management attention and prevent us from offering some of our products. Any claims or litigation in this area, whether we ultimately prevail or not, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We may not be able to enter into these royalty or licensing arrangements on commercially reasonable terms, if at all.

Risks relating to our common stock

Our stock price may be volatile, and you may not be able to resell your shares at or above the price you paid.

There has only been a limited public market for our securities and we can provide no assurance that an active trading market in our securities will develop or be maintained.  Quotes for securities quoted on the Nasdaq Bulletin Board often are not listed in the financial sections of newspapers as are those for other Nasdaq markets and the national securities exchanges. In addition, the overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. We expect that the trading price of our common stock may be subject to significant fluctuations for reasons that may include, but are not limited to:

•

quarterly variations in operating results and achievement of key business metrics;

•

changes in earnings estimates by securities analysts, if any;

•

any differences between reported results and securities analysts’ published or unpublished expectations;

•

announcements of new contracts or service offerings by us or our competitors;

•

market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•

demand for our services and products;

•

shares being sold pursuant to Rule 144 or upon exercise of warrants;

•

stock market price and volume fluctuations attributable to inconsistent trading volume levels;

•

future sales of equity or debt securities, including sales which dilute existing investors; and

•

general economic or stock market conditions unrelated to our operating performance.

These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

Shares eligible for future sale may adversely affect the market for our securities.

In May 2005 we completed a private placement of securities consisting of 250,000 shares of common stock and warrants covering 125,000 shares of common stock, allowing the holders thereof to exercise each warrant at a strike price of $3.50 per share. Effective August 12, 2005, we completed a private placement of 1,523,980 shares and warrants covering an additional 1,523,980 shares of our common stock, at a strike price of $7.00 per share. These shares are included in a registration statement declared effective by the SEC on February 14, 2006.  From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who owns restricted securities and who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or, or if our securities are listed for trading on a national exchange, the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of restricted securities, without any limitation, by stockholders who are non-affiliates and who have held the securities for at least two-years. In February 2006, we registered for resale shares of common stock and  shares of common stock issuable upon exercise of warrants that we sold in our May 2005 and August 2005 private placements.  Any substantial sales by holders of these securities or by other holders  pursuant to Rule 144 may have a depressive effect on the market price of our securities.

Special Note Regarding Forward-Looking Statements

This report on Form 10KSB includes forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Factors That May Affect Future Results” and elsewhere in this prospectus.

Other sections of this prospectus may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We undertake no obligation to update publicly or revise any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 7.  Financial Statements.

Our financial  statements  are contained in pages F-1 through F-21,  which appear at the end of this annual report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 1, 2005, our board of directors terminated Marcum & Kliegman, LLP as our independent accountants.

The report of Marcum & Kliegman, LLP on Nurescell’s financial statements for the fiscal year ended March 31, 2005 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. The report of Marcum & Kliegman, LLP on Nurescell’s financial statements for the fiscal year ended March 31, 2004 and March 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, however, the report was modified to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

During the years ended March 31, 2003, 2004 and 2005 and through the four months ended July 31, 2005, there were no disagreements with Marcum & Kliegman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to satisfaction of Marcum & Kliegman, LLP, would have caused them to make reference to the subject matter of such disagreements in connection with their report on Nurescell’s financial statements for those years.

On August 1, 2005, we engaged Stonefield Josephson, Inc. as our independent accountants to audit our financial statements for the periods and to the extent included within its report. The decision to change our independent accountants to Stonefield was considered and approved by our Board of Directors. Neither we, nor anyone acting on our behalf, consulted Stonefield regarding any matters specified in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-B.

Item 8a.  Controls and Procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year which is the subject of the Annual Report on Form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

 Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management identified certain potential deficiencies in its level of staffing, and inherent limitations in its electronic data processing software. The Company has added additional accounting personnel during the first quarter of 2006 to address this resource issue. The Company will also assess the viability of enhancing or replacing its electronic data processing software in 2006.

Item 8b.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers are:

Name	Age	Positions
Jack Abramov	40	Chairman of the Board, President, Chief Executive and a director
Monty Abramov	35	Executive Vice President, Chief Design Officer, Secretary and a director
Pauline Schneider	50	Chief Financial Officer
Peter Mainstain	57	Director, Chairman of the Audit Committee
Frank M. Devine	63	Director, Audit Committee member
Dr. Larry Chimerine	65	Director, Audit Committee member

Jack Abramov was appointed President and Chief Executive Officer in May 2005. Jack Abramov brings 17 years of experience in the fine jewelry business including manufacturing and diamond sourcing. Mr. Jack Abramov has served as Vice President of our wholly-owned subsidiary, Techline Jewelry Inc, since that company was founded in November 2001. Techline was founded by members of the Abramov family, including Raphael and Rachel Abramov, Jack Abramov and his brother, Monty Abramov, and was acquired by House of Taylor Jewelry, Inc. prior to the HJWL Transaction in May 2005. Jack Abramov began his career in 1988 after receiving a Bachelor of Science Degree in Marketing and Finance from California State University. He joined the family business, RJM Jewelry Manufacturers and Importers, and was mentored by his late father, Raphael who founded that company.

Monty Abramov has been our Executive Vice President, Chief Design Officer, and Secretary since May 2005 and brings more than 12 years of creative design direction experience to our operations. Mr. Monty Abramov began working with his brother Jack and late father Raphael in 1993.  He was a co-founder of Techline Jewelry Inc. and was instrumental in implementing and launching Techline’s Mirabelle designs including the “Original Diamond Handbag Collection,” “Players Club” and “Flower Power”. Before joining the family business in 1993, Mr. Monty Abramov received a Bachelor of Science degree in Finance and Real Estate from California State University.

Pauline Schneider has been our Chief Financial Officer since October 17, 2005. Ms. Schneider served as Vice President - Finance for PRB Gas Transportation Inc. from May 2004 through August 2005 where she aided through three rounds of private financing, an initial public offering, two material acquisitions, and listing on the American Stock Exchange.  From October 2003 to May 2004 she was the interim accounting officer for Navidec, Inc.  From May 2002 to October 2003 Ms. Schneider was an independent consultant for various privately owned companies where she provided accounting and business advisory services.  From May 2001 to May 2002 she was Vice President – Finance for Eagle Print Solutions, Inc. where she was responsible for all accounting functions and assisted in performing due diligence on numerous acquisition opportunities.  From November 2000 to May 2001 she worked as a consultant for Visual Data Corporation where, from June 1995 to November 2000, she was Chief

Financial Officer/Controller. At Visual Data Ms. Schneider was responsible for all accounting, administrative and financial reporting functions, including SEC compliance, and assisted in coordinating private equity offerings and its initial public offering.

Peter Mainstain is a co-founder of Tanner Mainstain Blatt & Glynn, An Accountancy Corporation, where he has practiced since 1975. Mr. Mainstain is a certified public accountant licensed to practice in the State of California since 1973. He is a member of the Board of Directors of Cal West Bancorp, a publicly held community bank and a member of its audit committee. He is also a member of the Board of Directors of The Arthritis Foundation of Southern California and has served as a member of the Board of Governors of the City of Hope.  Mr. Mainstain joined us as a director in September 2005. Mr. Mainstain is the Chairman of our Audit Committee.

Frank M. Devine has for more than the last ten years been an independent business consultant to various clients that included Salton, Inc., Lithium House, and South East Asia Corporation on matters principally related to marketing and sales. Mr. Devine joined us as a director in September 2005.

Dr. Larry Chimerine has for more than the past eight years been president of Radnor International Consulting Inc., based in Radnor, Pennsylvania and partner and member of the Investment Committee of Strategic Capital Advisors, based in West Conshocken, Pennsylvania. For more than the past 25 years Dr. Chimerine has been an economic consultant advising financial institutions and government agencies on the state of the United States and world economics, on specific industries and business sectors, and on the impact of economic conditions on decision making, budgeting, and strategic planning. He has served on the House of Representatives Task Force on International Competitiveness, the Census Advisory Committee and the Economic Policy Board of the Department of Commerce. He is the author or editor of several books as well as articles that have appeared in the New York Times, Washington Post, and American Economic Review. Dr. Chimerine joined us as a director in September 2005.

Board of Directors

Our Board of Directors is currently comprised of five persons. Our directors serve for one-year terms, or until an earlier resignation, death or removal, or their successors are elected. Two of our officers and directors, Jack Abramov and Monty Abramov, are brothers.

We pay our outside directors $1,000 for meetings attended in person and $500 for telephonic meetings in which they participate. Each of our independent directors was granted an option to purchase 100,000 shares of common stock at an exercise price per share that was the fair market value on the date of grant. Each of the options we granted to our outside directors has a term of 10 years, vested immediately as to 25,000 shares, and will vest as to the balance over three years. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any directors’ meeting.

Audit committee

The audit committee of our Board of Directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our audit committee consists of Peter Mainstain who serves as chairman, Frank Devine and Dr. Larry

Chimerine. Our Board of Directors has determined that Mr. Mainstain qualifies as an “audit committee financial expert” under the federal securities laws.

Compensation committee

All members of our compensation committee are independent directors. We currently expect that the compensation committee will recommend approval to the full Board of the annual compensation budget for all employees, bonuses, grants of stock options and any adoptions or changes to our benefit plans.

Code of Conduct and Ethics

Our Board of Directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the Nasdaq Rules.

Indemnification of executive officers and directors

We have agreed to indemnify our executive officers and directors for all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by them in respect of any civil, criminal or administrative action or proceeding to which they are made a party by reason of being or having been a director or officer, if (a) they acted honestly and in good faith with a view to our best interests, and (b) in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, they had reasonable grounds for believing that their conduct was lawful.

To the extent that our directors, officers and controlling persons are indemnified under provisions that may be contained in our bylaws, Nevada law or contractual arrangements against liabilities arising under the Securities Act, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Employment agreements

At or around May 20, 2005, the date of the HJWL Transaction, House of Taylor Jewelry, Inc., a California corporation, entered into employment contracts with each of Jack Abramov and Monty Abramov. The initial term of each of the employment agreements is seven years and the annual base salary of each executive is $240,000, subject to discretionary increases and bonuses by our Board of Directors. Each of the employment agreements also provides for a monthly automobile allowance in the amount of $1,500 and reimbursement for expenses incurred.

Mrs. Rachel Abramov is a co-founder of Techline with her late husband, Raphael Abramov, and is the mother of Jack Abramov and Monty Abramov, our two principal executive officers. As of May 20, 2005, the date of the HJWL Transaction, House of Taylor Jewelry, Inc., a California corporation, entered into an employment agreement with Rachel Abramov for an initial term of seven years and an annual base salary of $100,000, subject to discretionary increases and bonuses, by our Board of Directors. Mrs. Rachel Abramov’s employment agreement also provides for an automobile allowance of $1,500 per month and reimbursement of expenses incurred. Mrs. Abramov principally acts as day-to-day liaison with our suppliers, sales persons, our employees and certain of our retail customers.

2006 Stock Option Plan

We intend to adopt an incentive and non-statutory stock option plan, The purpose of the option plan will be to provide participants with an inducement to maintain their status with us and to further advance the interests of House of Taylor Jewelry. We expect to grant options in consideration of matters such as past and potential future contributions. After we adopt the option plan we will seek approval of the adoption from our shareholders.

Item 9.  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2005, all officers, directors and greater than ten percent beneficial owners listed in the above table complied with the following Section 16(a) filing requirements, except as follows:

•

Mr. Larry Chimerine who became a director on September 29, 2005 filed a Form 3 on October 11, 2005.

•

Mr. Peter Mainstain, who became a director on September 29, 2005 filed a Form 3 on October 21, 2005.

•

Mr. Frank Devine, who became a director on September 29, 2005 filed a Form 3 on October 28, 2005.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary compensation for the periods indicated with respect to our named executive officers as of December 31, 2005:

	Annual compensation			Long-term compensation	All other compensation
Name and principal position	year	salary	Bonus	Securities underlying options (1)
Jack Abramov, President, Chief Executive Officer, Director	2005 2004 2003	$ 230,000 $ 140,000 $ 179,500	- - -	- - -	$ 24,735 (1) $ 26,600 (2) $ 18,400 (3)
Monty Abramov Senior Vice President, Chief Financial Officer	2005 2004 2003	$ 230,000 $ 109,000 $ 147,000	- - -	- - -	$ 20,613 (4) $ 17,700 (5) $ 12,400 (6)
Pauline Schneider, Chief Financial Officer (3)	2005 2004 2003	$ 32,083 - -	- - -	- - -	$ 2,894 (7) - -

(7)

includes car allowance of $14,700 and medical insurance of $10,035.

(2)

includes car allowance of $11,200 and medical insurance of $15,400.

(3)

includes car allowance of $  7,800 and medical insurance of $10,600.

(4)

includes car allowance of $12,120 and medical insurance of $8,493.

(5)

includes car allowance of $  7,600 and medical insurance of $10,100.

(6)

includes car allowance of $  7,600 and medical insurance of $ 4,800.

(7)

Includes medical insurance of $ 2,894

Stock options granted during the most recently completed financial year

None

Option exercises in last fiscal

    None

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005 by

•

each of our officers and directors;

•

our officers and directors as a group; and

•

each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Name of beneficial owner	Number of shares (1)	Percentage of total (2)
Executive officers and directors:
Jack Abramov (3)	3,801,650	0.0993%
Monty Abramov (3)	3,801,650	0.0993%
Peter Mainstain (4) (5)	25,000	*
Frank M. Devine (5) (3)	34,500	*
Dr. Larry Chimerine (5) (6)	75,000	*
All executive officers and directors as a group (6 persons)	7,893,000	20.%
Stockholders owning 5% or more:
Interplanet Productions, Limited (7) c/o Reback Lee & Company, Inc. 1990 South Bundy Drive, Suite 700 Los Angeles, California 90025	14,000,000	36.6%
Sandbox Jewelry, LLC (8) 10900 Wilshire Boulevard, 15th Floor Los Angeles, California 90024	7,000,000	18.3%
Rachel Abramov, Trustee Rachel & Raphael Abramov Family Trust c/o House of Taylor Jewelry, Inc. 9200 Sunset Boulevard, Suite 425 West Hollywood, California 90069	2,020,000	5.3%

* Less than 1%

(1)

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to community property laws where applicable.

(2)

Based on 38,285,289 shares of common stock outstanding, without giving effect to shares issuable upon the exercise of outstanding options, warrants or other rights.

(3)

Address is 9200 Sunset Blvd., Suite 425, West Hollywood, California 90069.

(4)

Address is 10866 Wilshire Boulevard, 10th floor, Los Angeles, California 90024.

(5)

Includes currently exercisable options to purchase 25,000 shares of common stock.

(6)

Address is 50 Belmont Avenue, Suite 1F, Bala Cynwyd, Pennsylvania 19004

(7)

Beneficially owned by Dame Elizabeth Taylor

(8)

Beneficially owned by Kathy Ireland Worldwide; Kathy Ireland is the chief executive and controlling shareholder of Kathy Ireland Worldwide.

Certain Relationships and Related Transactions.

Triton Private Equities Fund, L.P.

Triton (formerly a significant shareholder) loaned to the company, then known as Nurescell Inc., or provided for its benefit, various sums to be repaid by Nurescell under the terms of a Convertible Promissory Note dated March 21, 2003 (the “Triton Note”). The Triton Note, together with accrued interest, was convertible into shares of Nurescell’s common stock at a rate based on a conversion amount which varied based on a percentage of a specified average closing bid price of the common stock during a specified period prior to the conversion date. On February 16, 2005, Triton converted $307,030 in principal and accrued interest of the Triton Note into 140,517 shares of Nurescell’s common stock. On that same date, Nurescell and Triton amended the Triton Note to (i) set a maturity date of February 16, 2006, (ii) provide that the Triton Note could not be voluntarily paid prior to the maturity date and (iii) provide that Triton was entitled, at its option at any time prior to the full payment of the Triton Note, to convert the entire principal amount of the Triton Note, and accrued interest thereon, into 400,000 shares of Nurescell’s common stock, with the number of such shares to remain constant despite any reverse or forward stock split which might have occurred prior to the date of conversion. Triton ceased to be a controlling shareholder of Nurescell on February 16, 2005. Effective May 20, 2005, Triton converted the Triton Note into 400,000 shares of our common stock as full payment for all amounts owing to Triton.

Transactions with prior controlling shareholders.

On February 28, 2005, Nurescell issued two promissory notes payable to Nurescell’s then two principal shareholders, 412S, LLC and 2FeetCan, LLC (the “LLC Notes”). The principal amount of each of the LLC Notes was initially $25,000 but subject to increase in the event that the LLCs loaned additional sums to Nurescell. The LLC Notes bore an annual 10% rate of interest, and the aggregate principal amount of each LLC Note, plus all accrued interest, was due and payable thirty days after written demand.

On April 25, 2005, the principal amount of each of the LLC Notes increased to $35,000 as the result of additional $10,000 loans made to Nurescell by each LLC. On that same date, Nurescell and the LLCs entered into a Debt Conversion Agreement, pursuant to which all of the principal and accrued interest of each LLC Note was converted into 810,038 shares of our common stock and each LLC Note was then cancelled.

Transactions with House of Taylor Jewelry principal shareholders and affiliates.

In connection with completing the organization and issuing shares of common stock of House of Taylor Jewelry, Inc., a California corporation (the “HOTJ Organization”), prior to the HJWL Transaction in May 2005, we entered into licensing agreements with Interplanet and with Sandbox, entities owned or controlled by Dame Elizabeth Taylor and by Kathy Ireland, respectively. Pursuant to these license agreements with Interplanet and with Sandbox, we are allowed exclusive use of Elizabeth Taylor and Kathy Ireland names, brands and designs approved by them, subject to a royalty and other provisions.

Our license with Interplanet grants us an exclusive license to distribute specified items of jewelry that include diamond, color, precious, semi-precious and pearl “Fashion Jewelry” consisting of earrings, rings, bracelets, necklaces, brooches, bangles and charms. Licensed Products from Interplanet also include the entire costume jewelry category of non-precious metals and stone simulants, under the Elizabeth Taylor and House of Taylor marks and related marks as part of the House of Taylor jewelry collection.  The territory of the license is worldwide. We may not advertise, market, promote, and display materials, nor may we use other artwork without prior written approval by Interplanet. Interplanet owns all right, title and interest in and to all jewelry designs that will be part of the Elizabeth Taylor Core and Basic Collections and has sole and exclusive ownership of all right, title, and interest in and to all licensed marks and any registrations that have been issued or may be issued thereon. The initial license term ends on December 31, 2011 and is renewable for two additional seven-year terms under certain conditions. Interplanet has the right to terminate the license immediately, or on at least 30 days notice, if

•

Jack  Abramov and Monty Abramov are no longer associated with our business,

•

if the license with Sandbox terminates,

•

if we effect a merger or sale of our company,

•

if we fail to pay minimum annual royalties that over the course of the license increase in range from $580,000 to almost $3,000,000, or

•

other conditions that are enumerated in the agreement occur.

If the Interplanet license is terminated we will be obligated to change our name to delete the reference to “House of Taylor” and cease producing jewelry under our brand names and designs. As an additional inducement to Interplanet to enter into the license agreement with us, we agreed to grant Interplanet a continuing second priority lien, subject only to a first priority lien in favor of our senior secured lender. In consideration of the license, we have agreed to pay Interplanet a royalty of up to 10% of net sales, depending on the type of jewelry sold.

Our license with Sandbox grants us an exclusive license to distribute jewelry, including gold, silver, diamond, pearl and semi-precious jewelry, under the Kathy Ireland mark and related marks as part of the House of Taylor jewelry collection. We are not licensed to sell costume jewelry and time pieces. The territory of the license is the United States, Puerto Rico, the U.S. Virgin Islands and Canada. The license has a seven-year term and is renewable for two additional seven-year terms under certain conditions.  Under the license we are obligated to develop a sales growth plan that over the term will grow sales revenues from $4,000,000 to $18,000,000. If we fail to meet these financial goals, Sandbox may terminate its license with us. Moreover, we are obligated to pay Sandbox royalties based on at least 85% of the minimum projected revenues and if we fail to do so Sandbox may terminate our license. Sandbox may also terminate our license for any other material breach of the license agreement. In consideration of the license, we have agreed to pay Sandbox a royalty of up to 5% of net sales, depending on the type of jewelry sold.

In connection with the HOTJ Organization, we also acquired from members of the Abramov family all of the issued and outstanding shares of Techline, then a California corporation that had elected for federal tax purposes to be treated under Subchapter S of the Internal Revenue Code. Immediately prior to that transaction, Techline issued a promissory note in the amount of $1,200,000 and a security agreement to members of the Abramov family. This note bears annual interest at the rate of 8%, is subordinate to Techline’s senior lender, Bank Leumi USA, is secured by Techline’s assets and requires Techline to commence making 12 quarterly payments of principal and interest to the Abramovs commencing October 1, 2005. Techline has periodically drawn down on a line of credit and has borrowed money from Bank Leumi USA, Los Angeles, California. To secure payment of this credit facility and performance of all other loans, obligations and duties of the borrower, Techline granted the bank a security interest in all assets of Techline. Certain members of the Abramov family have guaranteed these obligations to the bank. Following receipt of proceeds from the private placement we paid the amounts owed to bank and it released these members of the Abramov family from their guarantees. In July 2005 members of the Abramov family paid approximately $300,000 to reduce the amount then owing to the bank. These amounts have been repaid from the proceeds of the private offering.

Effective May 20, 2005 we also acquired an additional license from Interplanet for the use of certain images of Dame Elizabeth Taylor’s jewelry taken by John Bigelow Taylor. We are allowed to use these photographs in certain pre-approved advertising and promotions. We agreed to pay $250,000 for rights granted under this license. Of this amount, we paid $125,000 on May 20, 2005 and agreed to pay the balance at the rate of $25,000 per month for five consecutive months that commenced August 15, 2005. The initial term of this license will run concurrently with the term of the principal license with Interplanet. We currently expect that we may be able to recoup the cost of this additional license from promotional fees that we anticipate receiving from certain of our retail jewelers who display these photographs and images. Following recoupment of the fees paid for this additional license, we will share with Interplanet one half of any future revenues that we may receive from promotional fees derived from these photographs and images.

On May 20, 2005, Interplanet, Sandbox, Jack Abramov and Monty Abramov acquired 12,000,000, 6,000,000, 4,040,000 and 4,040,000 shares, respectively, of our common stock pursuant to the HJWL Transaction. In addition, on June 7, 2005, we issued 2,000,000 additional shares of common stock to Interplanet and 1,000,000 additional shares of common stock to Sandbox pursuant to the terms of the HJWL Transaction. Each of Interplanet, Sandbox, Jack Abramov and Monty Abramov owns more than 10% of our outstanding common stock and collectively these shareholders (inclusive of the Rachel and Raphael Abramov Family Trust) own in the aggregate approximately 80% of our outstanding shares of common stock.

In May 2005, Global Jewelry Concepts, Inc. (formerly known as House of Taylor Jewelry, Inc.) entered into employment agreements with Jack Abramov and Monty Abramov to serve as the President and Chief Executive Officer of House of Taylor Jewelry, Inc. and as Vice President of House of Taylor Jewelry, Inc., respectively. The initial term of each of the employment agreements is seven years and the annual base salary of each executive is $240,000, subject to discretionary increases by our Board of Directors. Each of the employment agreements also provides for a monthly automobile allowance in the amount of $1,500 and reimbursement for out-of-pocket expenses. In May 2005 Global Jewelry Concepts, Inc. also entered into an employment agreement with Mrs. Rachel Abramov, a co-founder of Techline and the mother of Jack and Monty Abramov, for a seven-year term at an annual salary of $100,000 and a monthly car allowance of $1,500.

Members of the Abramov family have guaranteed the lease obligations on the premises that we currently occupy as our principal executive offices.

Conflicts of Interest Policies

All future transactions between us and any of our officers and directors must be on terms no less favorable than could be obtained from independent third parties.  Our bylaws require that a majority of disinterested directors is required to approve any proposal in which any of our officers or directors has a principal or other interest.

Other than as described in this section and in the section below entitled “Sales of restricted securities,” there are no material relationships between us and any of our directors, executive officers or known holders of more than 5% of our common stock.

Exhibits.

Number

Exhibit

1.1

Placement Agent Agreement (7)

1.2

Placement Agent Warrant (7)

2.1

Agreement and Plan of Reorganization, dated as of May 20, 2005, by and among Nurescell, Inc., HOTJ Acquisition Corp. and House of Taylor of Jewelry, Inc. (1)

2.2

Promissory Note Payable by Techline Jewelry, Inc. to Rachel Abramov, As Trustee Of The Raphael Abramov And Rachel Abramov Family Trust, Dated As Of July 31, 1999, Jack Abramov And Monty Abramov  (7)

2.3

Security Agreement (7)

3.1

Articles of Incorporation, as amended (4)

3.2

Certificate of Amendment to Articles of Incorporation (5)

3.3

Certificate of Amendment to Articles of Incorporation (6)

3.4

By-laws of the registrant (4)

3.5

Code of Business Conduct and Ethics (7)

4.1

Form of Warrant Agreement (May 2005) (1)

4.2

Registration Rights Agreement (May 2005) (1)

4.3

Securities Purchase Agreement (August 2005) (2)

4.4

Form of Warrant Agreement (August 2005) (2)

4.5

Registration Rights Agreement (August 2005) (2)

4.6

Form of Lock-up/Leak-out Agreement (7)

10.1

Employment Agreement - Jack Abramov (2)

10.2

Employment Agreement - Monty Abramov (2)

10.3

Employment Agreement - Rachel Abramov (2)

10.4

License Agreement between House of Taylor Jewelry, Inc and Interplanet Productions, Ltd. dated May 18, 2005 (7)

10.5

License Agreement between House of Taylor Jewelry, Inc and Sandbox Jewelry, LLC dated May 18, 2005 (7)

10.6

House of Taylor Jewelry, Inc./Baguette World Fulfillments Agreement (3)

21.1

List of Subsidiaries (7)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

(1)

Incorporated by reference from Form 8-K filed with the SEC on August 17, 2005.

(2)

Incorporated by reference from Form 8-K filed with the SEC on May 26, 2005.

(3)

Incorporated by reference from Form 8-K filed with the SEC on July 13, 2005.

(4)

Incorporated by reference from Nurescell’s Registration Statement on Form 10K-SB (File No. 0-25377).

(5)

Incorporated by reference from Form 8-K filed with the SEC on February 24, 2004.

(6)

Incorporated by reference from Form 8-K filed with the SEC on May 13, 2005.

(7)

Incorporated by reference from Registration Statement on Form SB-2 (File No. 333-128523) filed September 23, 2005

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by Stonefield Josephson, Inc. (“Stonefield”) for the audit of our annual financial statements for 2005, 2004 and 2003 and the quarterly review of financial statements for the quarters ended March 31, 2005 and 2004, June 30, 2005 and 2004 and September 30, 2005 and 2004 was $190,600.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in 2005 by Stonefield Josephson, Inc.  which are not reported under “Audit Fees” above were $45,800. These fees were primarily for assistance and review of our recapitalization transaction, our August private placement and the filing of our registration statement on Form S-1.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2006

House of Taylor Jewelry, Inc.
By	/s/ Jack Abramov
Jack Abramov
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 17, 2006.

Signature	Title
/s/ Jack Abramov	Chief Executive Officer and President, Director (principal executive officer)
Jack Abramov
/s/ Pauline Schneider	Chief Financial Officer, Director (principal financial and accounting officer)
Pauline Schneider
/s/ Monty Abramov	Vice President and Secretary, Director
Monty Abramov
/s/ Peter Mainstain	Director
Peter Mainstain
/s/ Frank M. Devine	Director
Frank M. Devine
/s/ Dr. Larry Chimerine	Director
Dr. Larry Chimerine

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

House of Taylor Jewelry, Inc.

West Hollywood, California

We have audited the accompanying consolidated balance sheets of House of Taylor Jewelry, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations and shareholders’ equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of House of Taylor Jewelry, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As set forth in the financial statements, the Company incurred a net operating loss of $3,529,872, has an accumulated deficit of $2,938,943 and used cash for operating activities of $4,915,844 during the year ended December 31, 2005. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

April 6, 2006

House of Taylor Jewelry, Inc.

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$1,070,163	$1,252,856
Cash and cash equivalents – restricted	2,000,000	-
Accounts receivable - trade, net of allowance of $367,788 (includes $23,385 due from a related party) and $250,000, respectively	2,269,533	1,827,923
Inventory, net of allowance of $485,500	3,304,253	2,197,538
Due from related party	-	56,450
Prepaid expenses	291,031	7,300
Total current assets	8,934,980	5,342,067
Property and equipment, less accumulated depreciation	173,447	137,499
Intellectual property - related party, less accumulated amortization	247,500	-
License agreements - related party, less accumulated amortization	5,433,962	-
Deposits	20,265	10,265
Total Assets	$14,810,154	$5,489,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,005,911	$600,000
Accounts payable	1,301,938	2,030,846
Accrued expenses (including $100,000 due to related parties)	529,687	120,212
Deferred rent expense	33,000	25,000
Due to stockholder	-	11,844
Current portion of notes payable - related parties	391,696	-
Total current liabilities	4,262,232	2,787,902

Notes payable - related parties, less current portion, subordinated	866,255	-
Commitments and contingencies
Total Liabilities	5,128,487	2,787,902

Stockholders’ equity:
Preferred stock, 2005 - $.0001 par value,1,000,000 shares authorized, – 0 – issued and outstanding, 2004 - none	-	-
Common Stock, - $.0001 par value, 2,000,000,000 shares authorized, 38,285,281 and 28,500,000 issued and outstanding, respectively	3,829	2,850
Less: due from stockholders	-	(95,000)
Additional paid-in capital	12,616,781	2,203,150
Retained earnings (accumulated deficit)	(2,938,943)	590,929
Total stockholders’ equity	9,681,667	2,701,929
Total liabilities and stockholders’ equity	$14,810,154	$5,489,831

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2005	2004

Net sales	$5,613,379	$6,417,421
Cost of goods sold	4,968,516	4,244,390
Gross profit	644,863	2,173,031

Expenses:
Selling, shipping and general and administrative	4,980,704	1,543,443
Income from operations	(4, 335,841)	629,588

Other income (expense):
Discount received on settlement of payable to vendor	981,980	-
Interest income	56,953	-
Interest expense	(226,783)	(216,247)
	812,150	(216,247)
Income (loss) before income taxes	(3,523,691)	413,341
State income taxes	6,181	6,000
Historical net income (loss)	(3,529,872)	407,341
Pro forma adjustment - additional income taxes as if Company was taxed as a C Corporation	-	115,000
Pro forma net income (loss)	$(3,529,872)	$292,341
Pro forma net income (loss) per share:
basic and diluted	$ (0.10)	$ 0.01
Weighted average shares outstanding:
basic and diluted	36,001,544	28,500,000

The accompanying notes to the consolidated financial statements are an integral part of the financial statements.

House of Taylor Jewelry, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Due from Stockholders	Additional Paid-in Capital	Retained earnings (accumulated deficit)	Total
	No. Shares	Amount
Balance at December 31, 2003	28,500,000	$2,850	$(46,000)	$2,203,150	$393,588	$2,553,588

Distributions	-	-	-	-	(210,000)	(210,000)

Advances to stockholders	-	-	(49,000)	-	-	(49,000)

Net Income for the year
ended December 31, 2004	-	-	-	-	407,341	407,341
Balance at December 31, 2004	28,500,000	2,850	(95,000)	2,203,150	590,929	2,701,929

Shares and warrants issued for cash	1,500,000	150	-	229,850		230,000

Outstanding and treasury shares of House of Taylor Jewelry, Inc. at date of merger	3,753,801	376	-	499,624	-	500,000

Additional shares issued	3,000,000	300		5,999,700		6,000,000

Distributions	-	-	-	(2,114,936)	-	(2,114,936)

Reduction of amount due from stockholders	-	-	95,000	-	-	95,000
Net proceeds from sale of Units in private placement	1,523,980	152		5,648,510	-	5,648,662
Shares issued for services	7,500	1		22,499		22,500
Warrants issued for services				128,384		128,384
Net loss for the year ended December 31, 2005	-	-	-	-	(3, 529,872)	(3,529,872)

Balance at December 31, 2005	38,285,281	$3,829	-	$12,616,781	$(2,938,943)	$9,681,667

The accompanying notes to the consolidated financial statements are an integral part of the financial statements.

House of Taylor Jewelry, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004
Operating Activities:
Net income (loss)	($3,529,872)	$407,341
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities
Depreciation and amortization	629,132	23,158
Loss on abandonment of property and equipment	-	20,735
Write down of inventory to net realizable value	485,500	-
Expenses paid by issuing warrants	128,384	-
Increase in allowance for bad debts and returns	117,788	10,000
Changes in assets and liabilities
Accounts receivable	(559,397)	1,004,228
Inventory	(1,592,215)	94,268
Prepaid expenses, etc	(283,731)	14,985
Accounts payable	(728,908)	658,496
Accrued expenses	409,475	(78,308)
Deferred rent expense	8,000	25,000
Net cash provided by (used in) operating activities	(4,915,844)	2,179,903
Investing activities:
Additions to property and equipment	(71,542)	(144,802)
Deposits	(10,000)	-
Cash acquired at recapitalization	500,000	-
Acquisition of intellectual property	(150,000)	-
Payment of note issued for intellectual property	(125,000)	-
Net cash provided by (used in) investing activities	143,458	(144,802)
Financing activities:
Increases (decrease) in line of credit	1,405,911	(1,150,000)
Cash restricted as collateral for line of credit	(2,000,000)	-
Proceeds from sale of units	5,671,161	-
Issuance of common stock	230,000	-
Increase (decrease) in loans receivable from stockholders	95,000	(49,000)
Increase (decrease) in advance to affiliate	56,450	(56,450)
Increase (decrease) in loan from stockholder	(421,379)	11,844
Distributions, less non cash distributions	(447,450)	(210,000)
Net cash provided by (used in) financing activities	4,589,693	(1,453,606)
Increase (decrease) in cash	(182,693)	581,495
Cash and cash equivalents:
At beginning of year	1,252,856	671,361
At end of year	$1,070,163	$1,252,856

Supplemental cash flow information:
Cash paid during period for:
Interest	$196,323	$58,847
Income taxes	$6,180	$5,000
Non-cash investing and financing activities:
Debt issued for purchase of intellectual property	$125,000	-
Shares issued for license agreement	$6,000,000	-
Warrants issued for services	$128,384	-
Shares issued for services related to the August private placement	$22,500	-
Note issued in payment of distributions	$1,667,486	-

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

Notes To Consolidated Financial Statements

1.

Organization and business

In May 2005, House of Taylor Jewelry, Inc. (a NV corporation, formerly Nurescell Inc. – an inactive development stage public shell company – “the Company”) issued 30,000,000 shares of its common stock in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (a CA corporation “HOTJ”) which changed its name to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. As a result, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. For accounting purposes the transaction has been treated as a recapitalization with Global as the acquirer and the statements of operations and cash flows consist of those of Global’s operating subsidiary, Tech Line Jewelry, Inc. (“Tech Line”). Tech Line was organized in November 2001 in California and designs and distributes fine jewelry principally to wholesale and retail companies in the United States.  Nurescell, Inc. had a fiscal year end of March 31. Following the transaction the Company adopted the calendar fiscal year end of Global, which is the accounting acquirer.

Global was organized in May 2005 and its stockholders consisted of Interplanet Productions, LTD (“Interplanet”), Sandbox Jewelry, LLC (“Sandbox”), and the former stockholders of Tech Line. Global entered into an exclusive licensing agreement with Interplanet, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. The licensing agreement provides the Company with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture, market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. Global also entered into an exclusive licensing agreement with Sandbox, a subsidiary of Kathy Ireland Worldwide. By adding this license the Company combined branding and creative resources in fine jewelry design to serve jewelry retailers with an array of unique creations marketed under the House of Taylor® Jewelry and Kathy Ireland® brands. Our license with Sandbox is limited principally to North America and does not cover watches or costume jewelry. Inspired by Ms. Ireland’s best selling Style Guides®, the diverse Kathy Ireland series serves, in our opinion, as an opening to mid-tier pricing for House of Taylor Jewelry. Ms. Ireland leads design direction for her own collections and serves as an “Ambassador for House of Taylor Jewelry” under the direction of Dame Elizabeth Taylor.

Upon satisfaction of a contingency set forth in the merger agreement between Nurescell and HOTJ, the Company issued an additional 2,000,000 shares to Interplanet and 1,000,000 shares to Sandbox. The Company determined that these shares should be capitalized as costs associated with the license agreements.

Under the aforementioned licensing agreements, the Company is building multiple new product lines including bridal, diamond basics, fashion and pearls to market under its Elizabeth Taylor and Kathy Ireland brands. These products will be sold through retail channels ranging from specialty couture jewelry retailers, independent jewelry stores, large chain jewelry and department store retailers. Our current sales are primarily to specialty couture and independent jewelry retailers.

Liquidity and going concern

The consolidated financial statements have been presented on the basis that the

Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities  in the normal course of business.  The Company incurred a loss in 2005 of $3,529,872, and has an accumulated  deficit  of approximately  $2.9 million as of December 31, 2005. The Company's used approximately $4.9 million in operations during the year ended December 31, 2005.

The Company is evaluating its cash needs and existing and forecasted cash utilization rate and plans to raise additional debt or equity capital in the short term to provide funding for ongoing future operations.  No  assurances  can be given that the  Company  will be successful  in  obtaining  additional  capital,  or that  such  capital  will be available on terms acceptable to the Company.  The Company's continued existence is dependent upon its ability to raise  capital  and to market  and sell its products  successfully.  The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if the Company is unsuccessful.

2.

Significant accounting policies

Estimates and Assumptions

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

Comprehensive Income (Loss)

For the years ended December 31, 2005 and 2004 comprehensive income consists only of net income and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per Share Information

Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Stock options and warrants outstanding of 4,141,378 at December 31, 2005 have been excluded from the calculation of earnings (loss) per share because the effect would be anti-dilutive. There were no common stock equivalents during 2004.

Revenue Recognition

The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable. The Company recognizes revenue from product sales when all of the foregoing conditions are met which in general is at the time of shipment where the risk of loss and title has passed to the customer. When products are shipped to customers on consignment, revenue is recognized when the customers report sales of the products to the Company.

Advertising Costs

All advertising costs are expensed as incurred and charged to operations within Selling, shipping, general and administrative expenses. Such costs were approximately $390,000 and $218,000 for the years ended December 31 2005 and December 31 2004, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2005, there was approximately $1,000,000 held in a time deposit account that matures monthly included in cash and cash equivalents. At December 31, 2004 there were no cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash and cash equivalents are collateral for the Company’s line of credit.

Fair Value of Financial Instruments

The carrying amounts of cash and cash  equivalents,  restricted  cash,  accounts receivable,  accounts  payable,  accrued expenses and notes payable  approximate fair value due to the short maturity of the instruments.

Inventory

Inventory consists principally of finished products and is stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventory  balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand,  inventory on hand,  sales levels and other  information. Based on that analysis, the Company’s management  estimates the amount of provisions  made for obsolete or slow moving inventory.

Concentrations of Credit Risk

The Company grants credit in the normal course of business to its customers and periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

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

An allowance for returns is provided based on an ongoing review of returns and management’s expectation of returns based on their evaluation of current business conditions. The Company does not have a policy of allowing customers to return products, but may accept returns where the customer concurrently purchases additional products or where the Company considers the likelihood of collection to be remote.

Allowances are adjusted on a quarterly basis based on the above review and analysis. The allowance for uncollectible accounts and returns was approximately $367,800 and $250,000 at December 31, 2005 and 2004, respectively.

Sales to customers which represented 10% or more of the Company’s sales for the years ended December 31, 2005 and 2004 are as follows: (as a percentage of sales)

Customer	2005	2004
A	10.3%	16.67%
B	<10%	10.1%

Receivables from customers which represented 10% or more of the Company’s receivables at December 31, 2005 and 2004 are as follows:

Customer	2005	2004
A	22.9%	31.4%

Costs and Expenses

Cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs. Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense. Freight out is charged to the customer and is recorded as revenue.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Minor replacements, maintenance and repairs are expensed. Depreciation is provided on the straight-line basis over the estimated useful life (five years) of the related assets.

Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.  We sell jewelry to the retailers.  We have no other segment which meets the quantitative thresholds for reportable segments.

Income Taxes

The Company is organized as a “C” Corporation.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the balance sheet and for operating losses. In evaluating the realizability of net deferred tax assets, the Company will take into account a number of factors, primarily relating to the Company’s ability to generate taxable income. The Company has not recorded a deferred tax asset attributable to the net operating loss for the year ended December 31, 2005 as it is not more likely than not that a deferred asset will be realized.

Stock Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As such, the Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under which compensation expense related to employee stock grants is recorded if the fair value of the underlying stock exceeds the exercise price on the measurement date. No stock-based compensation was recorded during the year ended December 31, 2004.  Certain pro forma net loss and loss per share disclosures for employee stock option grants are reflected below as if the fair value method as defined in SFAS No. 123 had been applied. (See Note 7 for assumptions used in determining fair value.) Transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method.

Had compensation cost for the options issued been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share for the year ended December 31, 2005 would have been increased to the pro forma amounts indicated below:

Net loss:

As reported	$(3,529,872)
Total stock based employee compensation expense determined under fair value method for all awards	308,438

Pro forma net loss	$(3,838,310)

Net loss per share, basic and diluted:

As reported:	$ (0.10)
Pro forma	$ (0.11)

Long-lived Assets

We evaluate long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of assets are impaired primarily based on comparison to undiscounted expected future cash flows. If the comparison indicates that impairment exists, the impaired asset is written down to its fair value. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position as the Company does not engage in these sorts of transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005.

The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 1). Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R. The Company is in the process of determining  the impact of this statement on its consolidated financial statements, although our ability to quantify the future  impact is limited due to the lack of our ability to predict future  share-based  payments and the potential  variability  of these  payments between accounting periods.

In December 2004, the FASB issued two Staff Positions, FSP 109-1 “Accounting for Income Taxes” to the tax deduction on Qualified Production Activities Provided by the

American Job Creation Act of 2004.” And FSP FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004.” Neither of these pronouncements had a significant effect as the Company does not participate in the related activities.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123 (R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123 (R), the modification of employees share options prior to adoption of SFAS 123 (R)  and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123 (R).

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

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”

(“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19.

EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has adopted the requirements of EITF No. 05-2 for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company does not expect its financial statements to be significantly impacted by this statement.

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

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05–7”). EITF 05–7 addresses that the changes in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96–19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05–7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05–7 is not expected to have significant impact, if any, on the Company’s financial position and results of operations.

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and
Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance of FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.

Property & Equipment

Property and equipment consists of:

	December 31,
	2005	2004
Machinery and equipment	$ 28,711	$ 13,891
Furniture and fixtures	149,040	92,318
Leasehold improvements	52,484	52,484
	230,235	158,693
Accumulated depreciation	56,788	21,194
	$173,447	$137,499

Depreciation expense was for the years ended December 31, 2005 and 2004 was $35,594 and $23,158, respectively.

4.

Intangible Assets

Intangible assets consist of:

	December 31,
	2005	2004
License agreements	$6,000,000	-
Intellectual property	275,000	-
	6,275,000	-
Accumulated amortization	593,538	-
	$5,681,462	-

Amortization expense of intangible assets for the year ended December 31, 2005 was $593,538.

The intellectual property consists of photographs used in our branding efforts, which were acquired with a combination of cash and a note. The property is stated at cost, was acquired from a related party and is being amortized over the six-year period of the related agreement. The note was repaid in full during the year ended December 31, 2005.

The license agreements have been recorded at the fair market value of the 3,000,000 shares issued as consideration and are being amortized over their initial term of 79.5 months.

 Estimated amortization expense related to these intangible assets for the next five years and all years thereafter is as follows:

Year Ending December 31,

2006	$ 951,494
2007	951,494
2008	951,494
2009	951,494
2010	951,494
Thereafter	923,992
$ 5,681,462

5.

Line of credit

Through July 2005, the line of credit provided for maximum borrowings based on a percentage of eligible receivables and inventory up to a maximum borrowing of $1,500,000. The loan agreement required, among other things, that the Company maintain tangible net worth of not less than $2,000,000 and to maintain a specified debt to net worth ratio. At December 31, 2004 the Company was in compliance with the requirements.  Borrowings  bore interest at 1% above the bank’s reference rate (6 1/4% at December 31, 2004) were guaranteed by certain of the Company’s stockholders and were collateralized by substantially all assets of the Company. In July 2005, the bank increased the maximum borrowings to $2,000,000 (collateralized by the Company’s time deposit of that amount) and removed the above requirements and guarantees and subordinations. The new agreement expires in August 2006. Borrowings bear interest at 8.4% at December 31, 2005.

6.

Major Vendors and Accounts Payable

During the year ended December 31, 2005, our top six suppliers accounted for 87% of the total product purchases. Each of these suppliers accounted for 10% or more of total purchases.

At December 31, 2005, three of these vendors made up 58% of our accounts payable.

During the year ended December 31, 2004, our top supplier accounted for 88% of the total product purchases. There was no amount payable to this vendor at December 31, 2004.

Of the accounts payable at December 31, 2004, $2,017,960 was to one vendor for the purchase of molds for the manufacture of the Company’s products. The terms provided for payment in three years without interest. Interest has been imputed at the rate of 8% a year. In April 2005, the Company settled the debt at a discount and recognized a gain of $981,980 recorded as other income.

7.

Stockholders’ Equity

Common stock

In August 2005, the Company sold 1,523,980 units at $4.25 per unit in a private placement. The total amount raised, net of selling commissions and expenses, amounted to approximately $5,560,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at $7.00 per share at any time until August 12, 2010. In addition, the Company issued 152,398 warrants to affiliates of the placement agent.

The Company entered into a registration rights agreement with the investors in the private placement which required the Company file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to these securities within the specified period from closing of the transaction. The Company filed a registration agreement within the specified period. Further, the Company was required to file responses to comments from the SEC within specified periods and was required to have the registration effective by December 30, 2005. Liquidated damages of 1% – 1 ½% per month until August 2007 would be incurred in the event of the Company’s failure to register the shares by these deadlines. The registration rights agreement has been amended to allow the Company to settle the liquidated damages with unregistered shares, therefore net cash settlement is presumed. Consequently, in accordance with SFAS 133 and EITF 00-19, recording the warrants as equity is appropriate. The amendment also provides that the aggregate number of shares of common stock that may be issued pursuant to the liquidated damages provision shall not exceed 7,600,000. The Company has sufficient authorized shares to issue the maximum amount of shares issuable under this amendment.

8.

Commitments and contingencies

On June 29, 2005, the Company entered a Fulfillments Agreement. The services provided under the agreement commenced during the quarter ended September 30, 2005. The agreement provided for services to be provided to the Company, consisting of warehousing, inspecting, shipping, billing, collecting and other services. The fulfillment house will be entitled to a commission of 5% on all House of Taylor products sold by its sales people. Further the agreement also provides that the Company be paid a distribution fee for products included in the Company’s line which are manufactured and sold by the fulfillment house. Through December 31, 2005, sales of these products were billed and recorded as revenue by the Company and the amount due to the fulfillment house was recorded as cost of goods sold. Substantially all of our warehousing, inspection, shipping, and customer service for our bridal jewelry categories, were conducted on our behalf through November 3, 2005, by this fulfillment vendor. We recently terminated this agreement on an amicable basis and we have, by mutual agreement since November 2005 handled all fulfillment services in house.

In March 2004, the Company entered a lease for its office space lease which provides for minimum annual rent starting at $123,000 a year, increasing 3% per year through March 2009 for a total minimum commitment of $654,000. A stockholder has guaranteed payments under the lease. Rent expense was approximately $123,000 and $98,000 for the years ending December 31, 2005 and 2004, respectively. The lease was amended in March 2005 to lease additional space. Minimum annual rent for the new space is $18,300 for the initial year, subject to the same 3% per year increases. The additional total minimum commitment over the life of the lease under the amendment is $76,000. The Company sublet the additional space and rent expense in 2005 was offset by payments of approximately $22,000 received from the sublessor.

The Company has employment agreements with three officers providing for aggregate minimum annual compensation of $580,000 through 2012.

The Company has a consulting agreement providing for the payment of $3,000 a month to May 2006.

The Company is the licensee under agreements with affiliates which provide for the payment of royalties on products sold. Royalty rates range from 3% to 10% depending on the brand and product sold. The licenses are for seven years (renewable for two additional seven year terms under certain circumstances) and provide for minimum royalties over the initial term of approximately $15,500,000. The licenses can be terminated by the Licensors for a number of reasons including failure to pay minimum royalties, if our CEO or our VP of Design are no longer associated with the Company, and if the Company is sold or merges.

9.

Related party transactions

In connection with the merger in May 2005, the shareholders of Tech Line Jewelry, Inc. received distributions which included a note for $1,365,090 (and collateralized by a security interest in the assets of the subsidiary, subject to the first security interest held by a bank) payable over three years with interest at 8% a year. Further, the shareholders agreed to repurchase any of the accounts receivable at May 20, 2005 which remained outstanding over a specified period. As of December 31, 2005, the note has been reduced approximately $41,000 by accounts receivable so repurchased and other adjustments. The shareholders also loaned the Company $302,396, payable on demand with interest at 8% a year, which loan was repaid during the year ended December 31, 2005.

In March 2004, the Company entered a lease for its office space lease which provides for minimum annual rent starting at $123,000 a year, increasing 3% per year through March 2009 for a total minimum commitment of $654,000. A stockholder has guaranteed payments under the lease.

At December 31, 2004, the amounts due from stockholders and a related party were due without interest and the amount due to stockholder is payable on demand with interest at 8% a year.

 During the year ended December 31, 2005, the Company incurred $204,055 of royalty expense to related parties.  At December 31, 2005, there was $51,707 of royalties due to related parties included in accounts payable and $100,000 of marketing fees due to related parties included in accrued expenses.

During the year ended December 31, 2005, the Company recorded sales of $23,698 to related parties.

At December 31, 2005, accounts receivable included $23,385 due from a related party.

10.

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

The following table summarizes activity for options during the year ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2005	-	-
Granted during the year	325,000	$ 5.37
Exercised during the year	-	-
Balance, December 31, 2005	325,000	$ 5.37
Exercisable at December 31, 2005	91,000	$ 2.61

The weighted average remaining contractual life for the options outstanding at December 31, 2005 is 9.4 years. The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options granted during the year ended December 31, 2004 is $2.61. The weighted average fair value of options granted during the year ended December 31, 2005 and exercisable at December 31, 2005 is $2.33. For options granted during the year ended December 31, 2004 the following assumptions were used:

Range
Risk-free interest rate (%)	3.77 – 4.01
Expected life (years)	5 – 10
Expected volatility (%)	29.3%
Expected dividends	–

At December 31, 2005, there are outstanding warrants for the purchase of common stock as follows:

Date of issue	Warrants	Exercise price	First exercisable	Expiration date
5/20/2005	1,750,000	$1.00	5/20/2006	5/20/2009
5/20/2005	125,000	$3.50	5/16/2005	5/16/2008
5/20/2005	5,000	$0.15	5/20/2005	5/20/2008
5/20/2005	40,000	$1.00	5/20/2005	5/20/2009
5/20/2005	40,000	$1.00	1/1/2006	5/20/2009
8/12/2005	1,523,980	$7.00	8/12/2005	8/12/2010
8/12/2005	152,398	$7.00	8/12/2005	8/12/2010
11/8/2005	30,000	$7.05	12/7/2005	12/7/2010
(unvested)	30,000	$7.05	1/7/2006	12/7/2010
(unvested)	30,000	$7.05	2/7/2006	12/7/2010
(unvested)	30,000	$7.05	3/7/2006	12/7/2010
(unvested)	30,000	$7.05	4/7/2006	12/7/2010
(unvested)	30,000	$7.05	5/7/2006	12/7/2010
	3,816,378

11.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the balance sheet and for operating losses.  In evaluating the realizability of net deferred tax assets, the Company will take into account a number of factors, primarily relating to the Company’s ability to generate taxable income.  The Company has recorded a deferred tax asset of $1,662,500 attributable primarily to the net operating loss for the year ended December 31, 2005 and has provided a valuation allowance in the same amount as it is more likely than not that the asset will be not be realized.

The reconciliation of income tax provision computed at federal statutory rates to income tax expense (benefit) is as follows:

For the seven months ended December 31, 2005
Statutory rate	35.0%
State tax	5.7%
Change in valuation allowance	(40.7%)
Effective tax (expense) benefit rate	0.0%

At December 31, 2005, the Company had a net operating loss carryforward, for federal and state income tax purposes, of approximately $4,084,800. This net operating loss carryforward, if not utilized to reduce taxable income in future periods, will expire between 2015 and 2025.

11.   Subsequent Events

On January 4, 2006, the Company repaid and closed its line of credit of $2,000,000.

On February 13, 2006, the Company amended the registration rights agreement it entered into with the investors in its August private placement. The amendment allows the Company to pay any liquidated damages due under the agreement in unregistered shares of the Company’s common stock. The Company agreed to register shares issued for damages in any subsequent resale registration statement filed by the Company.

On February 14, 2006, the Securities and Exchange Commission declared the Company’s registration statement filed on Form SB-2 effective. The Company had a registration rights agreement with the investors in its August private placement to pay them liquidated damages in an amount equal to 1.5% of the amount invested for each 30 day period beyond December 31, 2005 until the SEC declared the registration statement to be effective. The amount of damages due to the investors under this agreement is approximately $97,000. Under the registration rights agreement as amended February 13, 2006, these damages may be paid with unregistered shares of the Company’s common stock.