Form 10QSB
period 2006-03-31
House of Taylor Jewelry, Inc.
filed 2006-05-22
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number 0-25377

HOUSE OF TAYLOR JEWELRY, INC.

(Exact name as specified in its charter)

Nevada	33-0805583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9200 Sunset Blvd., Suite 425 West Hollywood, California (Address of principal executive office)	90069 (Zip Code)

Registrant’s telephone number:  (310) 860-2660

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No (  )

As of March 31, 2006 the registrant had 38,285,281 shares of common stock issued and outstanding.

House of Taylor Jewelry, Inc.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1

Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited) and

December 31, 2005

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

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

SIGNATURES

2

PART I – FINANCIAL INFORMATION

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheet

ASSETS

	March 31, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$544,429	$1,070,163
Cash and cash equivalents - restricted	-	2,000,000
Accounts receivable – trade, net of allowance of $23,448 and $367,788, respectively (includes $39,674 and $23,385, respectively due from a related party)	1,440,472	2,269,533
Inventory, net of allowance of $105,776 and $485,500, respectively	2,864,419	3,304,253
Prepaid expenses	430,698	291,031
Total current assets	5,280,018	8,934,980

Property and equipment, net	184,005	173,447
Intellectual property – related party, net	236,041	247,500
License agreements – related party, net	5,207,547	5,433,962
Deposits	20,265	20,265
Total assets	$10,927,876	$14,810,154
LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Accounts payable	$896,674	$1,301,938
Line of credit	-	2,005,911
Accrued liabilities, including $100,000 due to related parties	789,260	529,687
Deferred rent expense	33,980	33,000
Current portion of notes payable – related parties	600,973	391,696
Total current liabilities	2,320,887	4,262,232

Notes payable - related parties, including accrued interest – less current portion	682,137	866,255
Commitments and contingencies Stockholders’ Equity: Preferred stock, $.0001 par value, 1,000,000 shares authorized, -0- issued and outstanding Common stock, $.0001 par value, 2,000,000,000 shares authorized, 38,285,281 shares issued and outstanding	3,829	3,829
Additional paid-in capital	12,965,783	12,616,781
Accumulated deficit	(5,044,760)	(2,938,943)
Total stockholders’ equity	7,924,852	9,681,667
Total liabilities and stockholders’ equity	$10,927,876	$14,810,154

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2006	2005

Net sales (includes $56,153 of sales to related parties in 2006)	$1,366,403	$1,058,782

Cost of goods sold	1,356,066	810,432
Gross profit	10,337	248,350

Expenses:
Selling, shipping and general and administrative	1,997,232	552,525
Loss from operations	(1,986,895)	(304,175)

Other income (expense):
Interest income	5,143	-
Interest expense	(124,065)	(44,629)
	(118,922)	(44,629)

Loss before income taxes	(2,105,817)	(348,804)
State income taxes	-	-
Net loss	(2,105,817)	(348,804)

Pro forma adjustment – additional income taxes as if Company was taxed as a C corporation (2005)		-

Pro forma net loss	$(2,105,817)	$(348,804)

Pro forma net loss per share: basic and diluted	$(0.05)	$(0.01)

Weighted average shares outstanding: -
Basic and diluted	38,285,281	28,500,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2006

(Unaudited)

	No. of shares	Common Stock	Additional Paid-in Capital	Retained earnings (Accumulated deficit)	Total
Balance at December 31, 2005	38,285,281	$3,829	$12,616,781	$(2,938,943)	$9,681,667

Warrants issued for services	-	-	252,064	-	252,064

Stock based compensation			96,938		96,938

Net loss for the three months ended March 31, 2006				(2,105,817)	(2,105,817)

Balance at March 31, 2006	38,285,281	$3,829	$12,965,783	$(5,044,760)	$7,924,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net loss	$(2,105,817)	$(348,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	249,388	7,985
Reduction of allowance for bad debts and returns	(344,340)	-
Warrants issued for services	252,064	-
Stock based compensation	96,938	-
Changes in assets and liabilities:
Accounts receivable	1,173,400	511,279
Inventory	439,834	(370,287)
Prepaid expenses, etc	(139,668)	-
Accounts payable	(405,264)	734,632
Accrued liabilities	259,573	(21,214)
Deferred rent expense	980	2,000
Net cash (used in) provided by operating activities	(522,912)	515,591

Investing activities:
Additions to property and equipment	(22,070)	-
Net cash used in investing activities	(22,070)	-

Financing activities:
Cash released from restriction as collateral	2,000,000	-
Decrease in line of credit	(2,005,911)	(600,000)
Increase in loan receivable from stockholder	-	(56,000)
Dividends	-	(90,000)
Increase (decrease) in loan from stockholder	25,159	(11,844)
Net cash provided by (used in) financing activities	19,248	(757,844)

Net decrease in cash	(525,734)	(242,253)

Cash and cash equivalents at beginning of period	1,070,163	1,252,856

Cash and cash equivalents at end of period	$544,429	$1,010,603

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$5,911	$4,270
Income taxes	-	-
Warrants and options issued for services	$349,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

1. Organization and description of business

In May 2005, House of Taylor Jewelry, Inc. a Nevada corporation, formerly named Nurescell Inc (“the Company”) issued 30,000,000 shares of its common stock in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (a California corporation “HOTJ”) that changed its name to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. Following this transaction, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. For accounting purposes the transaction has been treated as a recapitalization with Global as the acquirer and the statements of operations and cash flows consist of those of Global’s operating subsidiary, Tech Line Jewelry, Inc. (“Tech Line”). Tech Line a California corporation organized in November 2001, designs and distributes fine jewelry principally to wholesale and retail companies in the United States.  Nurescell Inc. had a fiscal year end of March 31. Following the transaction the Company adopted the calendar fiscal year end of Global, which is the accounting acquirer.

Global was organized in May 2005 and its stockholders consisted of Interplanet Productions, Ltd. (“Interplanet”), Sandbox Jewelry, LLC (“Sandbox”), and the former stockholders of Tech Line. Global entered into an exclusive licensing agreement with Interplanet, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. The licensing agreement provides the Company with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture, market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. Global also entered into an exclusive licensing agreement with Sandbox, a subsidiary of Kathy Ireland Worldwide. By adding this license the Company combined branding and creative resources in fine jewelry design to serve jewelry retailers with an array of unique creations marketed under the House of Taylor® Jewelry and Kathy Ireland® brands. Our license with Sandbox is limited principally to North America and does not cover watches or costume jewelry. Inspired by Ms. Ireland’s best selling Style Guides®, the diverse Kathy Ireland series serves, in our opinion, as an opening to mid-tier pricing for House of Taylor Jewelry. Ms. Ireland leads design direction for her own collections and serves as an “Ambassador for House of Taylor Jewelry” under the direction of Dame Elizabeth Taylor.

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

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss in the three months ended March 31, 2006 of approximately $2,100,000, and has an accumulated deficit of approximately $5.0 million as of March 31, 2006. The Company used approximately $523,000 in operations during the first quarter of 2006.

The Company evaluated its cash needs and existing and forecasted cash utilization rate and determined it was necessary to raise additional capital in the short term to provide funding for ongoing future operations. On May 5, 2006, the Company entered into a securities purchase agreement with buyers in a private placement transaction providing for, among other things, the issuance of senior secured convertible notes and warrants for aggregate gross proceeds of approximately $11,660,000. The transaction closed on May 12, 2006.

2.  Significant accounting policies

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These statements should be read in conjunction with the historical statements for the years ended December 31, 2005 and 2004 included in the Company’s Annual Report on Form 10-KSB  dated April 17, 2006.

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

Comprehensive income (loss)

For the three months ended March 31, 2006, comprehensive income consists only of net income (loss) and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per share information

Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Stock options and warrants outstanding of 4,141,378 at March 31, 2006 have been excluded from the calculation of loss per share because the effect would be anti-dilutive. There were no common stock equivalents at March 31, 2005.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash and cash equivalents collateralize the Company’s line of credit at December 31, 2005.

Allowance for Doubtful Accounts and Sales Returns

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

Allowances are adjusted on a quarterly basis based on the above review and analysis. The allowances for doubtful accounts and returns were as follows:

	March 31, 2006	December 31, 2005
Allowance for doubtful accounts	$ 23,448	$22,024
Allowance for sales returns	-	345,764
	$23,448	$367,788

While the Company does not generally accept returns, at December 31, 2005, the allowance for returns was increased substantially because the Company saw the necessity of accepting returns of mostly non-branded products that were not part of our core HOTJ jewelry collections.  These returns were received by the Company in the first quarter of 2006.  This accommodation was made for jewelry retailers who have established long-term relationships with the Company and intend to continue as authorized House of Taylor Jewelry retailers.

Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company disclosed the pro forma net income net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Condensed Consolidated Statement of Income for the three months ended March 31, 2005 because the Company had no outstanding stock options.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment: An Amendment of FASB Statements No. 123 and 95" ("SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company's consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC's staffs position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staffs views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three months ended December 3 1,2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. No stock options were granted during the three months ended March 31, 2006.

For the three months ended March 31, 2006, the Company recognized compensation costs of $96,938 , as a result of the adoption of SFAS 123R. The effect of the change in applying the original provisions of SFAS 123 resulted in an increase to the loss from operations, Loss  before taxes, net income and basic and diluted earnings per share are as follows:

	As per SFAS 123R	As per SFAS 123

Operating loss	$ (1,986,895)	$ (1,889,957)
Loss before taxes	$ (2,105,817)	$ (2,008,879)
Net loss	$ (2,105,817)	$ (2,008,879)
Net loss per share:
Basic and diluted	$ (0.05)	$ (0.05)

The following table summarizes activity for options during the three months ended March 31, 2006:

	Number of Shares	Weighted Avg. Exercise Price
Balance, January 1, 2006	325,000	$5.37
Granted during the quarter	-	-
Exercised during the quarter	-	-
Balance, March 31, 2006	325,000	$5.37
Exercisable at March 31, 2006	95,500	$2.23

The weighted average remaining contractual life for the options outstanding at March 31, 2006 is 9.1 years. As of March 31, 2006, there was $440,625 of total unrecognized compensation cost related to non-vested options.

Effect on Prior Periods

The Company had no outstanding options at March 31, 2005.

Recent accounting pronouncements

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance of FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the  form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company's consolidated financial statements. The Company is evaluating the potential impact of this new pronouncement on its financial position and results of operations and cash flows.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employees control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holders election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employees control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its financial position, results of operations or cash flows.

3.   Line of credit

In July 2005, the Company entered into a new line of credit expiring in August 2006, providing for maximum borrowings of $2,000,000, collateralized by the Company’s time deposit of that amount.  On January 4, 2006, the Company repaid and closed its line of credit of $2,000,000.

In January 2006, the Company entered into a new line of credit expiring in January 2007, providing for maximum borrowings of $1,250,000, collateralized by all of the Company’s assets excluding license agreements. Borrowings bear interest at the Lender’s prime rate plus 2.5%. The Company has not borrowed any funds under this line.

4. Common stock

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

The Company entered into a registration rights agreement with the investors in the private placement which required the Company file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to these securities within the specified period from closing of the transaction.  The Company filed a registration agreement within the specified period.  Further, the Company is required to file responses to comments from the SEC within specified periods and is required to have the registration effective by December 30, 2005. Liquidated damages of 1% – 1 ½% per month for a maximum of 24 months will be incurred in the event of the Company’s failure to register the shares. The registration rights agreement has been amended to allow the Company to settle the liquidated damages with unregistered shares, therefore under EITF 00-19, the warrants have been recorded as equity.  The amendment also provides that the aggregate number of shares of common stock that may be issued pursuant to the liquidated damages provision shall not exceed 7,600,000. The Company has sufficient authorized shares to issue the maximum amount of shares issuable under this amendment.

On February 14, 2006, the Securities and Exchange Commission declared the Company’s registration statement, filed on Form SB-2, effective. The Company had a registration rights agreement with the investors in its August private placement to pay them liquidated damages in an amount equal to 1.5% of the amount invested for each 30-day period beyond December 31, 2005 until the SEC declared the registration statement to be effective. The amount of damages due to the investors under this agreement is approximately $97,000. Under the registration rights agreement as amended February 13, 2006, these damages may be paid with unregistered shares of the Company’s common stock.

5.   Related party transactions

      The Company incurred royalty expense to related parties of approximately $45,800 for the three months ended March 31, 2006.

Net sales for the three months ended March 31, 2006 includes sales of $56,153 to related parties.

6.  Subsequent Events

On May 5, 2006, the Company entered into a securities purchase agreement with buyers in a private placement transaction providing for, among other things, the issuance of senior secured convertible notes and warrants for aggregate gross proceeds of approximately $11,660,000. Upon the closing of the transaction on May 12, 2006, the Company entered into other agreements including, but not limited to, (i) Senior Secured Convertible Notes, (ii) three series of Warrants to Purchase Common Stock, (iii) a Registration Rights Agreement, (iv) a Security Agreement, (v) a Pledge Agreement, (vi) a Guaranty executed by subsidiaries of the Company, and (vii) a Voting Agreement (together with the Securities Purchase Agreement, these agreements are referred to as the “Transaction Documents”)..

Certain affiliates of the Company consisting of (i) members of the Abramov family as a group, (ii) Interplanet Productions, Ltd and (iii) Sandbox Jewelry LLC, owned by Kathy Ireland Worldwide, (collectively referred to as the “Stockholders”) each agreed to invest $125,000, for an aggregate amount of $375,000, on the same terms as other investors, except that, notwithstanding any provisions in the Transaction Documents, each of the Stockholders has agreed not to convert or exercise any securities at a price which is lower than the closing bid price of the Company’s Common Stock on the date of the closing until after the shareholders of the Company have voted in favor of the issuance of all of the securities as described in the Transaction Documents in accordance with applicable law and the rules and regulations of the Nasdaq Capital Market. The Company is obligated under the Securities Purchase Agreement to call and hold a meeting of its stockholders no later than July 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Management considers its success in developing new products, and channels to market them, under the Elizabeth Taylor and Kathy Ireland brands to be critical challenges. We are implementing a business model that involves having our products manufactured according to our designs and specifications and marketing fine jewelry products under our Elizabeth®,  ET®, House of Taylor Jewelry®, Kathy Ireland Jewelry® and Mirabelle® brands, while leveraging the manufacturing resources, distribution and marketing infrastructures of some of the leading fine and fashion jewelry manufacturers in the world. Our Kathy Ireland specialty brands include J du J and The Quilts of Gees Bend. We intend to sell our Kathy Ireland Collection jewelry lines primarily through independent jewelry stores, jewelry chains and department store retail channels which will feature price points ranging from about $200 to $3,000 We will target upper tier retail channels with our Elizabeth, ET, and House of Taylor jewelry lines which will feature price points currently expected to range from about $3,000 to over $1 million. Each of these branded lines will include products from various categories including diamond basics, colored stones, bridal, and pearls. We are engaged in designing or acquiring designs on more than 200 new products that will comprise the Elizabeth, ET, House of Taylor and Kathy Ireland Collections upon their anticipated formal retail launch at major industry trade shows in Spring 2006.

Results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Net sales for the three months ended March 31, 2006 totaled $1,366,403, an increase of $307,621 from net sales of $1,058,782 for the three months ended March 31, 2005. Of that increase, approximately $500,000 was sales of our branded products which were introduced in the third quarter of 2005 and $618,000 was an increase in sales of our discontinued Mirabelle products which were sold at their current carrying value which is lower than our original cost. These increases were offset by an approximately $800,000 decrease in sales of our Techline products which have been discontinued.

During the first quarter of 2006, the Company continued to expend much of its efforts in designing new products and developing marketing programs. In anticipation of the brands’ launch at a major jewelry trade show, the Company focused on the new products to be incorporated into the Elizabeth, House of Taylor and Kathy Ireland lines. Cash restrictions delayed the ordering of inventory and the deployment of additional sales people which negatively affected sales growth.

Gross profit declined in the current three month period from that of the previous year as a result of sales of closeout merchandise of approximately $770,000 at current carrying value as well the sales of heavily discounted products. Historically, cost of goods sold includes the cost of designing, prototypes and molds for new products which are expensed when incurred.  In prior periods, these activities occurred throughout the year and were consistent from year to year.  During the first three months of 2006, the Company incurred an increase in these costs due to product development for the new brands. Due to the lower volume of sales (other than closeouts) these additional costs had a greater impact on our gross margin.

Selling, shipping and general and administrative expenses were approximately $2,000,000 for the three months ended March 31, 2006 as compared to approximately $550,000 for the three months ended March 31, 2005, an increase of $1,450,000. There was an increase of approximately $500,000 in professional fees of which $250,000 was a non-cash financial advisory expense. The balance of this increase is principally due to legal and accounting fees. Depreciation and amortization expense increased approximately $240,000 due to our intellectual property and license agreements which weren’t acquired until May 2005.  We also incurred approximately $97,000 of non-cash compensation expense recognized for options granted to directors when the Company adopted SFAS 123R.  Payroll expense and related expense increased approximately $85,000 from the same period in the prior year due to more employees and expenses relating to being a public company were approximately $140,000, including Nasdaq filing fees and insurance for directors and officers.  Travel and related expenses increased approximately $50,000 in connection with investor meetings and researching strategic partners and supplier relationships.  We also incurred approximately $48,000 of royalty expense in 2006.

Interest expense totaled $124,065 and $44,629 for the three months ended March 31, 2006 and 2005, respectively. Interest expense in 2006 relates principally to the related party notes and $97,000 of liquidated damages due to investors in our August private placement that the Company intends to pay with stock. In 2005 interest resulted from balances on a line of credit and the imputed interest on an obligation to a vendor which was due after three years from purchase without interest.

Liquidity and Capital Resources

For the three months ended March 31, 2006, the Company used approximately $523,000 in its operations. The principal components of the cash used in operations included the net loss of $2,100,000, a reduction in the allowance for returns and bad debts of approximately $345,000, and a decrease in accounts payable of approximately $400,000.  These decreases were offset by a reduction of accounts receivable of approximately $1,173,000, a decrease in inventory of approximately $440,000, non-cash operating expenses of approximately $500,000 and an increase in accrued liabilities of $260,000 consisting primarily of professional fees and the liquidated damages due to investors in our August 2005 private placement.

Investing activities used $22,000 in the three months ended March 31, 2006 for the acquisition of additional safes.

For the three months ended March 31, 2006, financing activities provided approximately $19,000 consisting of an increase in notes payable to shareholder due to accrued interest of $25,000 and a decrease in our line of credit that exceeded the release of restricted cash by approximately $6,000.

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations, as the well as utilizing, when needed, borrowings under the Company’s various credit lines.  During 2005 and the first quarter of 2006, the Company incurred significant expenses to complete its reverse acquisition, as well as in its efforts to design and source new products and develop new sales and marketing strategies.  The Company evaluated its cash needs and existing and forecasted cash utilization rate and determined it was necessary to raise additional capital in the short term to provide funding for ongoing future operations

On May 5, 2006, the Company entered into a securities purchase agreement with buyers in a private placement transaction providing for, among other things, the issuance of senior secured convertible notes and warrants for aggregate gross proceeds of approximately $11,660,000 million. Upon the closing of the transaction on May 12, 2006, the Company entered into other agreements including, but not limited to, (i) Senior Secured Convertible Notes, (ii) three series of Warrants to Purchase Common Stock, (iii) a Registration Rights Agreement, (iv) a Security Agreement, (v) a Pledge Agreement, (vi) a Guaranty executed by subsidiaries of the Company, and (vii) a Voting Agreement (together with the Securities Purchase Agreement, these agreements are referred to as the “Transaction Documents”). .

Certain affiliates of the Company consisting of (i) members of the Abramov family as a group, (ii) Interplanet Productions, Ltd and (iii) Sandbox Jewelry LLC, owned by Kathy Ireland Worldwide, (collectively referred to as the “Stockholders”) each agreed to invest $125,000, for an aggregate amount of $375,000, on the same terms as other investors, except that, notwithstanding any provisions in the Transaction Documents, each of the Stockholders has agreed not to convert or exercise any securities at a price which is lower than the closing bid price of the Company’s Common Stock on the date of the closing until after the shareholders of the Company have voted in favor of the issuance of all of the securities as described in the Transaction Documents in accordance with applicable law and the rules and regulations of the Nasdaq Capital Market. The Company is obligated under the Securities Purchase Agreement to call and hold a meeting of its stockholders no later than July 30, 2006.

The transaction closed on May 12, 2006.

Critical Accounting Policies and Use of Estimates

For a discussion of our critical accounting policies, we refer you to the corresponding section in Part II, Item 6 of our 2005 Annual Report on Form 10-KSB, and to the footnote disclosures included in Part I, Item 1 of this report.

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

Accounting for Stock-Based Incentive Programs.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment: An Amendment of FASB Statements No. 123 and 95" ("SFAS 123R"), in the first quarter of 2006 the Company started to recognize compensation expense related to stock options granted to employees and directors based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Recent accounting pronouncements

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance of FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the  form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company's consolidated financial statements. The Company is evaluating the potential impact of this new pronouncement on its financial position and results of operations and cash flows.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employees control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holders election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employees control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its financial position, results of operations or cash flows.

Item 3

Controls and Procedures.

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management identified certain potential deficiencies in its level of staffing, and inherent limitations in its electronic data processing software. The Company has added additional accounting personnel during the first quarter of 2006 to address this resource issue. The Company is also assessing the viability of enhancing or replacing some of its electronic data processing software in 2006.

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

Form 8-K filed January 6, 2006 with respect to Item 8.01

Form 8-K filed February 14, 2006with respect to Items 1.01 and 9.01

Form 8-K filed February 28, 2006 with respect to Item 9.01

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

HOUSE OF TAYLOR JEWELRY, INC.

Dated:  May 22, 2006

    /s/ Jack Abramov

 Chief Executive Officer and

Dated: May 22, 2006

/s/ Pauline Schneider

 Pauline Schneider

                                                                                            Chief Financial Officer

(Principal Accounting Officer)