Form 10QSB
period 2006-06-30
House of Taylor Jewelry, Inc.
filed 2006-08-18
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number 0-25377

HOUSE OF TAYLOR JEWELRY, INC.

(Exact name as specified in its charter)

Nevada	33-0805583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9200 Sunset Blvd., Suite 425 West Hollywood, California (Address of principal executive office)	90069 (Zip Code)

Registrant’s telephone number:  (310) 860-2660

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No (  )

As of June 30, 2006 the registrant had 39,385,153 shares of common stock issued and outstanding.

House of Taylor Jewelry, Inc.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1

Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited) and

 December 31, 2005

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)

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

Item 5.               Other Information

Item 6.               Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheet

ASSETS

	June 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$7,273,872	$1,070,163
Cash and cash equivalents - restricted	-	2,000,000
Accounts receivable – trade, net of allowance of $159,307 and $367,788, respectively (includes $412,779 and $23,385, respectively due from a related party)	2,961,784	2,269,533
Accrued interest receivable	18,966	-
Inventory, net of allowance of $31,377 and $485,500, respectively	3,852,821	3,304,253
Deferred debt issuance costs	670,151	-
Prepaid expenses	916,356	291,031
Total current assets	15,693,950	8,934,980

Property and equipment, net	177,543	173,447
Intellectual property – related party, net	224,583	247,500
License agreements – related party, net	4,981,132	5,433,962
Deferred debt issuance costs, less current portion	536,121
Deposits	20,582	20,265
Total assets	$21,633,911	$14,810,154
LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Accounts payable, including $74,613 and $58,093, respectively, due to related parties	2,789,452	$1,301,938
Line of credit	-	2,005,911
Accrued liabilities, including $100,000 due to related parties	343,674	529,687
Deferred rent expense	34,960	33,000
Current portion of notes payable – related parties	443,237	391,696
Current portion of convertible notes payable, including $41,667 due to related parties, net	610,379	-
Total current liabilities	4,221,702	4,262,232

Notes payable - related parties, including accrued interest – less current portion	479,775	866,255
Convertible notes payable, less current portion, including $333,333 due to related parties, net	4,883,040	-
Warrant liability	1,246,160	-

Commitments and contingencies

Stockholders’ Equity: Preferred stock, $.0001 par value, 1,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.0001 par value, 2,000,000,000 shares authorized, 39,385,153 and 38,285,281 shares, issued and outstanding, respectively	3,940	3,829
Additional paid-in capital	16,133,710	12,616,781
Accumulated deficit	(5,334,416)	(2,938,943)
Total stockholders’ equity	10,803,234	9,681,667
Total liabilities and stockholders’ equity	$21,633,911	$14,810,154

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005

Net sales (includes $445,766 and $389,613, respectively, of sales to related parties in 2006)	$3,848,238	$1,868,270	$2,481,835	$809,488

Cost of goods sold	3,664,346	1,513,983	2,308,280	703,551
Gross profit	183,892	354,287	173,555	105,937

Expenses:
Selling, shipping and general and administrative	4,274,400	2,083,489	2,277,168	1,527,964
Loss from operations	(4,090,508)	(1,729,202)	(2,103,613)	(1,422,027)

Other income (expense):
Interest income	43,074	-	37,931	-
Discount received on settlement of payable to vendor	-	981,980	-	981,980
Gain on change in warrant liability	2,557,915	-	2,557,915	-
Interest expense	(905,954)	(88,290)	(781,889)	(43,661)
	1,695,035	893,690	1,813,957	938,319

Loss before income taxes	(2,395,473)	(835,512)	(289,656)	(483,708)
State income taxes	-	-	-	3,000

Net loss	$(2,395,473)	$(835,512)	$(289,656)	$(486,708)

Net loss per share: basic and diluted	$(0.06)	($0.02)	$(0.01)	($0.01)
Weighted average shares outstanding: Basic and diluted	38,394,543	33,813,324	38,728,399	34,626,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2006

(Unaudited)

	No. of shares	Common Stock	Additional Paid-in Capital	Retained earnings (Accumulated deficit)	Total

Balance at December 31, 2005	38,285,281	$3,829	$12,616,781	$(2,938,943)	$9,681,667

Warrants issued for services	-	-	311,094	-	311,094

Stock based compensation			193,876		193,876

Exercise of warrants	5,000	1	749		750

Cashless exercise of warrants	1,036,010	104	(104)		-

Shares issued for interest	38,862	4	126,491		126,495

Shares issued for services	20,000	2	42,698		42,700

Beneficial conversion feature			2,842,125		2,842,125

Net loss for the six months ended June 30, 2006				(2,395,473)	(2,395,473)

Balance at June 30, 2006	39,385,153	$3,940	$16,133,710	$(5,334,416)	$10,803,234

The accompanying notes are an integral part of the condensed consolidated financial statements

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows provided by (used in)
Operating activities:
Net loss	$(2,395,473)	$(835,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on change in warrant liability	(2,557,915)	-
Depreciation and amortization	499,739	133,577
Amortization of debt issuance costs	573,445	-
Reduction of allowance for bad debts and returns	(208,481)	-
Warrants issued for services	311,094	-
Warrants issued for interest	126,495	-
Shares issued for services	42,700	-
Stock based compensation	193,876	-
Changes in assets and liabilities:
Accounts receivable	(483,770)	639,808
Inventory	(548,568)	111,275
Prepaid expenses	(625,325)	(102,000)
Interest receivable	(18,966)	-
Deposits	(317)	-
Accounts payable	1,487,514	(1,706,670)
Accrued liabilities	(186,013)	361,743
Deferred rent expense	1,960	4,000
Net cash (used in) provided by operating activities	(3,788,005)	(1,393,779)

Investing activities:
Additions to property and equipment	(28,088)	-
Cash acquired at capitalization	-	500,000
Acquisition of intellectual property	-	(125,000)
Net cash used in investing activities	(28,088)	375,000

Financing activities:
Cash released from restriction as collateral	2,000,000	-
Decrease in line of credit	(2,005,911)	-
Issuance of convertible notes, net of costs	11,660,000	-
Issuance costs of convertible notes	(1,300,098)
Issuance of common stock and warrants	750	230,000
Decrease in loan receivable from stockholder	-	95,000
Decrease in advance to affiliate	-	56,350
Distributions, less non-cash distributions	-	(447,450)
Increase (decrease) in loan from stockholder	(334,939)	(11,844)
Net cash provided by (used in) financing activities	10,019,802	(77,944)

Net increase (decrease) in cash	6,203,708	(1,096,723)

Cash and cash equivalents at beginning of period	1,070,163	1,252,856

Cash and cash equivalents at end of period	$7,237,872	$156,133

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$180,156	$16,689
Income taxes	-	-

Non-cash investing and financing activities:
Debt issued for purchase of intellectual property	-	$125,000
Shares issued for license agreement	-	$6,000,000
Note issued in payment of distribution	-	$1,667,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

1. Organization and description of business

In May 2005, House of Taylor Jewelry, Inc. a Nevada corporation, formerly named Nurescell Inc (“the Company”) issued 30,000,000 shares of its common stock in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (a California corporation “HOTJ”) that changed its name to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. Following this transaction, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. For accounting purposes the transaction has been treated as a recapitalization with Global as the acquirer and the statements of operations and cash flows consist of those of Global’s operating subsidiary, Tech Line Jewelry, Inc. (“Tech Line”). Tech Line, a California corporation organized in November 2001, designs and distributes fine jewelry principally to wholesale and retail companies in the United States and internationally.  Nurescell Inc. had a fiscal year end of March 31. Following the transaction, the Company adopted the calendar fiscal year end of Global, which is the accounting acquirer.

Global was organized in May 2005 and its principal stockholders consisted of Interplanet Productions, Ltd. (“Interplanet”), Sandbox Jewelry, LLC (“Sandbox”), and the former stockholders of Tech Line. Global entered into an exclusive licensing agreement with Interplanet, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. The licensing agreement provides the Company with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. Global also entered into an exclusive licensing agreement with Sandbox, a subsidiary of Kathy Ireland Worldwide. By adding this license the Company combined branding and creative resources in fine jewelry design to serve jewelry retailers with an array of unique creations marketed under the Elizabeth®, House of Taylor Jewelry® and Kathy Ireland Jewelry®, Exclusively for House of Taylor Jewelry brands. Our license with Sandbox is limited principally to North America and does not cover watches or costume jewelry. Inspired by Ms. Ireland’s best selling Style Guides®, the diverse Kathy Ireland series serves, in our opinion, as an opening to mid-tier pricing for House of Taylor Jewelry. Ms. Ireland leads design direction for her own collections and serves as an “Ambassador for House of Taylor Jewelry” under the direction of Dame Elizabeth Taylor.

Upon satisfaction of a contingency set forth in the merger agreement between Nurescell and HOTJ, the Company issued an additional 2,000,000 shares to Interplanet and 1,000,000 shares to Sandbox. The Company determined that these shares should be capitalized as costs associated with the license agreements.

Under the aforementioned licensing agreements, the Company has developed and is expanding multiple new product lines including bridal, loose diamonds, diamond basics, fashion and pearls to market under its Elizabeth Taylor and Kathy Ireland brands. Our current sales are primarily to specialty couture and independent regional jewelry retailers and we plan to expand our retail channels with non-competing product to larger chain jewelry and department store retailers.

The consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss in the six months ended June 30, 2006 of approximately $2,395,000 and has an accumulated deficit of approximately $5,334,000 as of June 30, 2006. The Company used approximately $3,788,000 in operations during the first six months of 2006.

The Company evaluated its cash needs and existing and forecasted cash utilization rate at December 31, 2005 and determined it was necessary to raise additional capital in the near term to provide funding for ongoing future operations. On May 5, 2006, the Company entered into a securities purchase agreement with buyers in a private placement transaction providing for, among other things, the issuance of senior secured convertible notes and warrants for aggregate gross proceeds of approximately $11,660,000. The transaction closed on May 12, 2006. See Note 4 for more information about the transaction.

2.  Significant accounting policies

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Comprehensive income (loss)

For the six months ended June 30, 2006, comprehensive income consists only of net income (loss) and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per share information

Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Stock options and warrants outstanding of 4,847,628 and 1,985,000 at June 30, 2006 and 2005, respectively, have been excluded from the calculation of loss per share because the effect would be anti-dilutive.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash and cash equivalents collateralized the Company’s line of credit at December 31, 2005.

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

Allowances are adjusted on a quarterly basis based on the above review and analysis. The allowances for doubtful accounts and returns were as follows:

	June 30, 2006	December 31, 2005
Allowance for doubtful accounts	$120,742	$22,024
Allowance for sales returns	38,565	345,764
	$159,307	$367,788

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

Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Condensed Consolidated Statement of Income for the six months ended June 30, 2005 because the Company had no outstanding stock options.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment: An Amendment of FASB Statements No. 123 and 95" ("SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company's consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC's staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staffs views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three months ended December 31 ,2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. No stock options were granted during the six months ended June 30, 2006.

As a result of adopting Statement 123(R), the company's income before income taxes and net income for the three months and six months ended June 30, 2006, are $96,938 and $193,876 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 are unchanged and $0.01 lower, respectively, than if the company had continued to account for share-based compensation under Opinion 25.

The following table summarizes activity for options during the six months ended June 30, 2006:

	Number of Shares	Weighted Avg. Exercise Price
Balance, January 1, 2006	325,000	$5.37
Granted during the period	-	-
Exercised during the period	-	-
Balance, June 30, 2006	325,000	$5.37
Exercisable at June 30, 2006	100,000	$2.13

The weighted average remaining contractual life for the options outstanding at June 30, 2006 is 8.8 years. As of June 30, 2006, there was $343,688 of total unrecognized compensation cost related to non-vested options.

Effect on Prior Periods

The Company had no outstanding options at June 30, 2005.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) has published FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect this new FIN to have any impact upon its financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have any impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance of FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company's consolidated financial statements. The Company is evaluating the potential impact of this new pronouncement on its financial position and results of operations and cash flows.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employees control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employees control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its financial position, results of operations or cash flows.

3.   Line of credit

In July 2005, the Company entered into a line of credit expiring in August 2006, providing for maximum borrowings of $2,000,000, collateralized by the Company’s time deposit of that amount.  On January 4, 2006, the Company repaid and closed its line of credit of $2,000,000.

In January 2006, the Company entered into a new line of credit expiring in January 2007, providing for maximum borrowings of $1,250,000, collateralized by all of the Company’s assets excluding license agreements. Borrowings bear interest at the lender’s prime rate plus 2.5%. The Company had not borrowed any funds under this line.  At or around the closing of our financing in May 2006, the Company closed its line of credit.

4.  Senior Secured Convertible Notes

In May 2006, the Company entered into a series of agreements pursuant to a private placement transaction providing for, among other things, the issuance of senior convertible notes (“Notes”) and warrants to purchase shares of the Company’s $.0001 par value per share common stock.

On May 12, 2006 the Company issued notes in the aggregate principal amount of $11,660,000 and Series A Warrants to purchase up to 2,186,250 shares of the Company’s Common Stock.  The net proceeds of the issuance totaled approximately $10.3 million after direct placement costs of approximately $1.3 million. The notes are convertible into 2,915,000 shares of HOTJ’s common stock at any time at the option of the holders at an initial conversion price of approximately $4.00 per share, subject to adjustment. The notes can be converted at the Company’s option if certain criteria are satisfied.  The Company also entered into a Security Agreement which grants the holders of the Notes a first priority security interest in all of the Company’s assets.

The Notes bear interest at 9.75% payable quarterly, in arrears, and have an initial conversion price of $4.00.  The conversion price is subject to adjustment if: (i) the Company fails to meet a Sales Threshold as shown on the following table; and (ii) the Average Market Price on the applicable date is less than $5.00.  The Sales Thresholds and dates are:

Sales Threshold	Date
$14,000,000 for the 3 fiscal quarters ending	September 30, 2006
$30,000,000 for the year ending	December 31, 2006
$45,000,000 for the year ending	December 31, 2007

The Series A Warrants have an initial exercise price of $5.00 per share, a term of 60 months and become exercisable on November 12, 2006. The Company also issued Series B Warrants to purchase up to 947,375 shares of the Company's Common Stock and Series C Warrants to purchase up to 1,894,750 shares of the Company's Common Stock.  The Series B Warrants and Series C Warrants are not initially exercisable and only become exercisable upon the occurrence of certain conditions, including the Company causing a conversion of the Notes.

Certain affiliates of the Company consisting of (i) members of the Abramov family as a group, (ii) Interplanet Productions, Ltd and (iii) Sandbox Jewelry LLC, owned by Kathy Ireland Worldwide, (collectively referred to as the “Stockholders”) each agreed to invest $125,000, for an aggregate amount of $375,000, on the same terms as other investors, except that, notwithstanding any provisions in the transaction’s documents, each of the Stockholders agreed not to convert or exercise any securities at a price which is lower than the closing bid price of the Company’s Common Stock on the date of the closing until after the shareholders of the Company have voted in favor of the issuance of all of the securities as described in the transaction documents in accordance with applicable law and the rules and regulations of the Nasdaq Capital Market.

The principal amount of the notes is to be repaid in nine equal installments of $1,295,555, beginning on April 1, 2007.  Such principal payments may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to pay an installment of principal will be valued at the lower of the current conversion price or Average Market Price as defined in the Notes.

Interest is due quarterly, starting on July 1, 2006. The interest rate is 9.75% per annum. All or a portion of the accrued and unpaid interest may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to make an interest payment will be valued at the lower of the conversion price or 85% of the Average Market Price on the applicable interest payment date.  On June 30, 2006, interest of $154,738 was paid in cash.

After reviewing the applicable accounting literature, the Company concluded the notes did not meet the definition of conventional debt per EITF 05-02 and EITF 00-19, due to a provision which provides for the possible reset of the conversion price which results in the debt not being convertible into a fixed number of shares.  Under SFAS 133, if the debt is determined to be unconventional, then the Company is required to look to EITF 00-19 to determine how the embedded conversion feature would be classified (as liability or equity) if it were freestanding and therefore determine if it qualified for the scope limitation in paragraph 11 a. of SFAS 133 or if it required derivative accounting.

Upon review of EITF 00-19, paragraphs 12 – 32, the Company concluded that all applicable requirements for equity treatment were met, including the Company having sufficient authorized shares to issue the maximum number required under the note provisions and the potential liquidated damages under the registration rights agreement being limited to 10%, which is less than a reasonable estimate of the discount between the FMV of registered and unregistered shares.

The intrinsic value of the conversion option in the notes totaling $2.8 million was calculated in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and recorded as additional paid in capital and a corresponding reduction of the carrying value of the note.

The Company is accounting for the Series A warrants, issued in connection with the note, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”. The warrant liability was originally valued at $3,804,075 at the warrant issuance date and was adjusted to its fair value of $1,246,120 at June 30, 2006 in accordance with EITF 00-19 which requires the liability to be adjusted to fair value at each reporting period.  The Company used the Black-Scholes model to value the liability.  The assumptions used at May 12 and June 30, 2006 included expected volatility of 59% and 71% and a risk free interest rate of 5% and 5.075, respectively.  Since the issuance date, the fair value of the warrants decreased by $2.6 million and such change is recorded as “Gain on change in warrant liability.”

The discount attributable to the issuance date intrinsic value of the conversion option and the fair value of the warrants, totaling $6.6 million, is being amortized using the effective interest method over the term of the note.  During the three months ended June 30, 2006, $479,625 of this discount was amortized to expense.

The components of convertible notes, net are as follows:

	Current	Non-Current
Principal amount of notes	$1,295,555	$10,364,445
Less discount	(685,176)	(5,481,405)
Net carrying value	$ 610,379	$4,883,040

In connection with the financing arrangement, the Company incurred financing costs of $1.3 million. The total financing costs were capitalized and are being amortized over the life of the note using the effective interest method. During the three months ended June 30, 2006, $93,820 of the capitalized financing costs was amortized to expense.

The registration rights agreement required the Company to file a registration statement for the resale of a number of shares of Common Stock equal to 150% of the sum of the number of shares issuable upon conversion of the Notes and upon the number of shares issuable upon exercise of the Warrants by June 26, 2006 and required that the registration statement be declared effective by July 11, 2006 if there was no review of the registration statement by the SEC.  The registration rights agreement states that the registration statement must remain effective and available for use until earlier of the date the noteholders can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) and the date all of such securities have been sold pursuant to the registration statement. The Company filed its registration statement on June 26, 2006 and it was declared effective by the SEC on July 10, 2006. If thereafter the registration statement ceases to be effective, the Company may be required to pay damages of 1.5% percent of the aggregate purchase price of the Notes and Warrants monthly until such failure is cured.  These damages will have a cash payment cap of 10% of the aggregate purchase price.

5. Common stock

In August 2005, the Company sold 1,523,980 units at $4.25 per unit in a private placement. The total amount raised, net of selling commissions and expenses, amounted to approximately $5,560,000. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $7.00 per share at any time until August 12, 2010. In addition, the Company issued warrants to purchase 152,398 shares of common stock to affiliates of the placement agent on the same terms as those issued in the offering.

The Company entered into a registration rights agreement with the investors in the private placement which required the Company file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to these securities within the specified period from closing of the transaction.  The Company filed a registration agreement within the specified period.  Further, the Company was required to file responses to comments from the SEC within specified periods and was required to have the registration effective by December 30, 2005. The Company would have been obligated to pay damages of 1% – 1 ½%  per month of the gross proceeds for up to a maximum of 24 months in the event the Company failed to timely register the shares. The registration rights agreement was amended to allow the Company to settle the damages with unregistered shares, and therefore, under EITF 00-19 the warrants have been recorded as equity.  The amendment also provided that the aggregate number of shares of common stock that may be issued pursuant to the liquidated damages provision shall not exceed 7,600,000. The Company has sufficient authorized shares to issue the maximum amount of shares issuable under this amendment.

On February 14, 2006, the Securities and Exchange Commission declared the Company’s registration statement, filed on Form SB-2, effective. Under the registration rights agreement with the investors in its August private placement, the Company was obligated to pay liquidated damages in an amount equal to 1.5% of the amount invested for each 30-day period beyond December 31, 2005 until the SEC declared the registration statement to be effective. The amount of damages due to the investors under this agreement was approximately $97,000. Under the registration rights agreement as amended February 13, 2006, the Company was permitted to pay these damages with unregistered shares of the Company’s common stock.  The Company issued 19,431 shares in settlement of the amount due.

6.   Related party transactions

      The Company incurred royalty expense to related parties of approximately $92,900 and $138,700 for the three and six months ended June 30, 2006.

Net sales for the three months and six months ended June 30, 2006 includes sales of $333,460 and $389,613 to related parties.

Certain affiliates of the Company each invested $125,000, for an aggregate amount of $375,000, in our offering of convertible notes in May 2006.

.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Management considers its success in developing new products, and channels to market them, under the Elizabeth Taylor and Kathy Ireland brands to be critical challenges. We are implementing a business model that involves having our products manufactured according to our designs and specifications and marketing fine jewelry products under our Elizabeth®, House of Taylor Jewelry®, and Kathy Ireland Jewelry® Exclusively for House of Taylor Jewelry brands, while leveraging the manufacturing resources, distribution and marketing infrastructures of some of the leading fine and fashion jewelry manufacturers in the world. Our Kathy Ireland specialty brands include J du J and The Quilts of Gees Bend. We intend to sell our Kathy Ireland Collection jewelry lines primarily through independent jewelry stores, jewelry chains and further expand distribution with non-competing products to department store retail channels.  The Kathy Ireland collections feature price points ranging from about $200 to $3,500. We will target upper tier retail channels with our Elizabeth®, and House of Taylor Jewelry® lines which will feature price points currently expected to range from about $3,000 to over $1 million. Each of these branded lines will include products from various categories including diamond basics, loose diamonds, colored stones, bridal, and pearls. We have designed and completed more than 600 new products that comprise the Elizabeth®, House of Taylor Jewelry® and Kathy Ireland Jewelry® Collections, many of which had their formal launch at major industry trade shows in the Spring and Summer of 2006.

Results of operations for the six months ended June 30, 2006 as compared to the six months and ended June 30, 2005.

Net sales for the six months ended June 30, 2006 totaled approximately $3,848,000, an increase of $1,980,000 or 106%, from net sales of approximately $1,868,000 for the six months ended June 30, 2005. Of that increase, approximately $2.5 million was from sales of our branded products which were primarily introduced in the third quarter of 2005 and $0.7 million was an increase in sales of our discontinued Mirabelle products which were sold at their current carrying value which is lower than their original cost. These increases were offset by an approximately $1.2 million decrease in sales of our Techline products which have been discontinued.

During the first and second quarters of 2006, the Company continued to expend much of its efforts in designing new products and developing marketing programs. In anticipation of the brands’ launch at a major jewelry trade show, the Company focused on the new products to be incorporated into the Elizabeth, House of Taylor and Kathy Ireland lines. Cash restrictions delayed the ordering of inventory and the deployment of additional sales people until the second quarter.

Gross profit as a percentage of sales declined in the current six month period from that of the previous year as a result of sales of closeout merchandise of approximately $902,000 at current carrying value as well the sales of heavily discounted products. We generated revenues of approximately $800,000 from sales of loose diamonds which traditionally can have wholesale margins of under five percent.  Historically, cost of goods sold includes the cost of designing, prototypes and molds for new products which are expensed when incurred.  In prior periods, these activities occurred throughout the year and were consistent from year to year.  During the first six months of 2006, the Company incurred an increase in these costs due to product development for the new brands which also affected the gross margin.

Selling, shipping and general and administrative expenses were approximately $4,274,000 for the six months ended June 30, 2006 as compared to approximately $2,083,000 for the six months ended June 30, 2005, an increase of $2,191,000. There was an increase of approximately $420,000 in professional fees of which $310,000 was a non-cash financial advisory expense. The balance of this increase is principally due to legal and accounting fees. Amortization expense increased approximately $360,000 due to our intellectual property and license agreements which were not acquired until late May 2005.  We also incurred approximately $194,000 of non-cash compensation expense recognized for options granted to directors when the Company adopted SFAS 123R. Payroll and related expense increased approximately $121,000 from the same period in the prior year due to more employees and expenses relating to being a public company were approximately $212,000, including Nasdaq listing fees and insurance for directors and officers.  Travel and related expenses increased approximately $116,000 in connection with investor meetings and researching strategic partners and supplier relationships.  Royalty expense, which commenced in June 2005, increased to approximately $139,000 for the six months ended June 30, 2006, as compared to $15,000 for the same period in 2005.  Marketing expense increased by approximately $163,000, primarily related to branding expenditures such as displays and packaging.

Interest expense totaled approximately $906,000 and $88,000 for the six months ended June 30, 2006 and 2005, respectively. Interest expense increased approximately $818,000, primarily due to amortization of costs of the convertible notes, amounts paid to convertible note holders, related party notes and liquidated damages due to investors in our August private placement that the Company paid with shares of common stock.  In 2005 interest resulted from balances on a line of credit and the imputed interest on an obligation to a vendor which was due after three years from purchase without interest.

Results of operations for the three months ended June 30, 2006 as compared to the three months and ended June 30, 2005.

Net sales for the three months ended June 30, 2006 totaled approximately $2,482,000 an increase of $1,673,000 or 207% from net sales of approximately $809,000 for the three months ended June 30, 2005. Of that increase, approximately $1,980,000 was sales of our branded products which were introduced in the third quarter of 2005 and $100,000 was an increase in sales of our discontinued Mirabelle products of which a majority were sold at their current carrying value which is lower than our original cost. These increases were offset by an approximately $356,000 decrease in sales of our Techline products which have been discontinued.

Gross profit as a percentage of sales declined in the current three month period from that of the previous year as a result of sales of closeout merchandise of approximately $132,000 at current carrying value as well the sales of discounted products. We generated revenues of approximately $800,000 from sales of loose diamonds which traditionally can have wholesale margins of under five percent.  Historically, cost of goods sold includes the cost of designing, prototypes and molds for new products which are expensed when incurred.  In prior periods, these activities occurred throughout the year and were consistent from year to year.  During the second quarter of 2006, the Company incurred an increase in these costs over the same period in the prior year due to product development for the new brands.

Selling, shipping and general and administrative expenses were approximately $2,277,000 for the three months ended June 30, 2006 as compared to approximately $1,528,000 for the three months ended June 30, 2005, an increase of $749,000. Depreciation and amortization expense increased approximately $125,000 due to our intellectual property and license agreements which were not acquired until May 2005.  We also incurred approximately $97,000 of non-cash compensation expense recognized for options granted to directors when the Company adopted SFAS 123R.  Expenses relating to being a public company increased approximately $206,000, including Nasdaq listing fees and insurance for directors and officers.  The allowance for bad debt expense increased approximately $97,000 and we also incurred approximately $78,000 more royalty expense for the three months ended June 30, 2006 than in the same period of the prior year.  Sales, advertising and marketing expense increased by approximately $135,000, primarily related to branding expenditures such as displays and packaging, additional trade show expense and marketing fees paid to our licensors.  These increases were offset by a decrease of approximately $67,000 in professional fees.

Interest expense totaled approximately $782,000 and $44,000 for the three months ended June 30, 2006 and 2005, respectively. Interest expense in 2006 relates principally to the convertible notes, related party notes and liquidated damages due to investors in our August private placement that the Company paid with stock. In 2005 interest resulted from balances on a line of credit and the imputed interest on an obligation to a vendor which was due after three years from purchase without interest.

Liquidity and Capital Resources

During the first six months of 2006, our net loss of approximately $2,395,000 included a non-cash gain of $2,558,000, non-cash charges of $500,000 for depreciation and amortization expense, $194,000 of stock based compensation expense and $573,000 of interest expense resulting from amortization of debt issuance costs. In addition, our net loss includes $97,000 of damages paid with common stock to investors in our August 2005 private placement.

Investing activities used $28,000 in the six months ended June 30, 2006 for the acquisition of additional safes, computers and leasehold improvements.

For the six months ended June 30, 2006, financing activities provided approximately $10,020,000 consisting of the net proceeds of our convertible note offering of approximately $10,360,000 reduced by a decrease in notes payable to shareholder $335,000 and a decrease in our line of credit that exceeded the release of restricted cash by approximately $6,000.

Prior to 2005, operations and liquidity needs were funded primarily through cash flows from operations, as the well as utilizing, when needed, borrowings under the Company’s various credit lines.  During 2005 and the first six months of 2006, the Company incurred significant expenses to complete its reverse acquisition, as well as in its efforts to design and source new products and develop new sales and marketing strategies.  The Company evaluated its cash needs and existing and forecasted cash utilization rate and determined it was necessary to raise additional capital in the short term to provide funding for ongoing future operations

On May 5, 2006, the Company entered into a securities purchase agreement with buyers in a private placement transaction providing for, among other things, the issuance of senior secured convertible notes and warrants.

The transaction closed on May 12, 2006 resulting in cash proceeds of approximately $10,360,000, net of expenses of $1,300,000.

Critical Accounting Policies and Use of Estimates

For a discussion of our critical accounting policies, we refer you to the corresponding section in Part II, Item 6 of our 2005 Annual Report on Form 10-KSB filed on April 17, 2006, and to the footnote disclosures included in Part I, Item 1 of this report.

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

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) has published FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect this new FIN to have any impact upon its financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal  years beginning after September 15, 2006  and is not expected to have any impact on the Company’s consolidated financial statements.

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

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employees control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employees control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its financial position, results of operations or cash flows.

Item 3

Controls and Procedures.

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management identified certain potential deficiencies in its level of staffing, and inherent limitations in its electronic data processing software. The Company intends to add additional accounting personnel during the third or fourth quarter of 2006 to address this staffing issue. The Company is also assessing the feasibility of enhancing or replacing some of its electronic data processing software in 2006.

PART II - OTHER INFORMATION

      .

This Quarterly Report on Form 10-QSB and our other filings with the Securities and Exchange Commission and public announcements contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results of performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “should,” “would,” “may” or similar expressions, or statements that involve hypothetical events.

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2006, the Company completed an offering of convertible notes and warrants for gross proceeds of $11,600,000 and incurred cash costs of $1,300,078.  The notes mature on March 31, 2009 and bear interest at 9.75%.  The initial conversion price is $4.00 per share and is subject to adjustment according to the terms set forth within the notes.

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

HOUSE OF TAYLOR JEWELRY, INC.

Dated: August 18, 2006	/s/ Jack Abramov
Jack Abramov Chief Executive Officer

Dated: August 18, 2006	/s/ Pauline Schneider
Pauline Schneider Chief Financial Officer (Principal Accounting Officer)