Form 10QSB
period 2006-09-30
House of Taylor Jewelry, Inc.
filed 2006-11-20
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2006

Commission File Number 0-25377

HOUSE OF TAYLOR JEWELRY, INC.

(Exact name as specified in its charter)

Nevada	33-0805583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9200 Sunset Blvd., Suite 425 West Hollywood, California (Address of principal executive office)	90069 (Zip Code)

Registrant’s telephone number:  (310) 860-2660

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No (  )

As of September 30, 2006 the registrant had 39,399,153 shares of common stock issued and outstanding.

House of Taylor Jewelry, Inc.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and

 December 31, 2005

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)

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

Item 5.               Other Information

Item 6.               Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheet

ASSETS

	September 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,196,916	$ 1,070,163
Cash and cash equivalents - restricted	-	2,000,000
Accounts receivable – trade, net of allowance of $516,428 and $367,788, respectively (includes $422,894 and $23,385, respectively due from a related party)	13,181,259	2,269,533
Accrued interest receivable	470	-
Inventory, net of allowance of $31,377 and $485,500, respectively	6,590,469	3,304,253
Deferred debt issuance costs	631,856	-
Prepaid expenses (includes $234,000 paid to related parties in 2006)	825,184	291,031
Total current assets	23,426,154	8,934,980

Property and equipment, net	170,747	173,447
Intellectual property – related party, net	213,127	247,500
License agreements – related party, net	4,754,715	5,433,962
Deferred debt issuance costs, less current portion	402,096	-
Deposits	20,582	20,265
Total assets	28,987,421	$14,810,154
LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Accounts payable, including $28,334 and $58,093, respectively, due to related parties	$11,514,151	$1,301,938
Line of credit	-	2,005,911
Accrued liabilities, including $50,000 and $100,000, respectively due to related parties	299,702	529,687
Deferred rent expense	34,960	33,000
Current portion of notes payable – related parties	452,102	391,696
Current portion of convertible notes payable, including $45,557 due to related parties, net	1,416,525	-
Total current liabilities	13,717,440	4,262,232

Notes payable - related parties, including accrued interest – less current portion	363,370	866,255
Convertible notes payable, less current portion, including $159,450 due to related parties, net	4,957,839	-
Warrant liability	2,142,522	-

Commitments and contingencies

Stockholders’ Equity: Preferred stock, $.0001 par value, 1,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.0001 par value, 2,000,000,000 shares authorized, 39,399,153 and 38,285,281 shares, issued and outstanding, respectively	3,941	3,829
Additional paid-in capital	16,256,247	12,616,781
Accumulated deficit	(8,453,938)	(2,938,943)
Total stockholders’ equity	7,806,250	9,681,667
Total liabilities and stockholders’ equity	$28,987,421	$14,810,154

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005

Net sales (includes $514,146 and $68,380, respectively, of sales to related parties in 2006)	$15,856,186	$3,157,041	$12,007,949	$1,288,771

Cost of goods sold	14,713,161	2,140,679	11,048,815	626,696
Gross profit	1,143,025	1,016,362	959,134	662,075

Expenses:
Selling, shipping and general and administrative	6,160,828	3,743,062	1,887,228	1,659,573
Loss from operations	(5,017,803)	(2,726,700)	(928,094)	(997,498)

Other income (expense):
Interest income	105,064	17,000	61,989	17,000
Discount received on settlement of payable to vendor	-	981,980	-	-
Gain (loss) on change in warrant liability	1,661,553	-	(896,362)	-
Interest expense	(2,263,009)	(127,561)	(1,357,055)	(39,271)
	(496,392)	871,419	(2,191,428)	(22,271)

Loss before income taxes	(5,514,195)	(1,855,281)	(3,119,522)	(1,019,769)
State income taxes	800	-	-	-

Net loss	$(5,514,995)	$(1,855,281)	$(3,119,522)	$(1,019,769)

Net loss per share: basic and diluted	$ (0.14)	$ (0.05)	$ (0.08)	($0.03)
Weighted average shares outstanding: Basic and diluted	38,804,156	37,007,798	39,391,642	37,515,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2006

(Unaudited)

	No. of shares	Common Stock	Additional Paid-in Capital	Retained earnings (Accumulated deficit)	Total

Balance at December 31, 2005	38,285,281	$3,829	$12,616,781	$(2,938,943)	$9,681,667

Warrants issued for services	-	-	311,094	-	311,094

Stock based compensation	-	-	290,814	-	290,814

Exercise of warrants	5,000	1	749	-	750

Cashless exercise of warrants	1,036,010	104	(104)	-	-

Shares issued for interest	38,862	4	126,491	-	126,495

Shares issued for services	20,000	2	42,698	-	42,700

Beneficial conversion feature	-	-	2,842,125	-	2,842,125

Shares issued for services	14,000	1	25,599	-	25,600

Net loss for the nine months ended September 30, 2006	-	-	-	(5,514,995)	(5,514,995)

Balance at September 30, 2006	39,399,153	$3,941	$16,256,247	$(8,453,938)	$7,806,250

The accompanying notes are an integral part of the condensed consolidated financial statements

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows provided by (used in)
Operating activities:
Net loss	$(5,514,995)	$(1,855,281)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on change in warrant liability	(1,661,553)	-
Depreciation and amortization	750,390	379,427
Amortization of debt issuance costs	1,626,709	-
Increase of allowance for bad debts and returns	148,641	-
Warrants issued for services	311,094	-
Warrants issued for interest	126,495	-
Shares issued for services	68,300	-
Stock based compensation	290,814	-
Changes in assets and liabilities:
Accounts receivable	(11,060,365)	539,445
Inventory	(3,286,216)	(413,748)
Prepaid expenses	(534,153)	(200,100)
Interest receivable	(470)	-
Deposits	(317)	-
Accounts payable	10,212,213	(1,407,836)
Accrued liabilities	(229,985)	340,346
Deferred rent expense	1,960	4,000
Net cash (used in) provided by operating activities	(8,751,438)	(2,613,747)

Investing activities:
Additions to property and equipment	(34,071)	-
Cash acquired at capitalization	-	500,000
Acquisition of intellectual property	-	(150,000)
Payment of note issued for intellectual property	-	(50,000)
Net cash used in investing activities	(34,071)	300,000

Financing activities:
Cash released from (restricted as) collateral	2,000,000	(2,000,000)
Decrease in line of credit	(2,005,911)	-
Issuance of convertible notes, net of costs	10,359,902	-
Proceeds from sale of units	-	5,671,009
Issuance of common stock and warrants	750	230,000
Decrease in loan receivable from stockholder	-	95,000
Decrease in advance to affiliate	-	56,350
Distributions, less non-cash distributions	-	(447,450)
Increase (decrease) in loan from stockholder	(442,479)	(317,048)
Net cash provided by (used in) financing activities	9,912,262	3,287,861
Net increase in cash	1,126,753	974,114

Cash and cash equivalents at beginning of period	1,070,163	1,252,856

Cash and cash equivalents at end of period	$2,196,916	$2,226,970

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$484,646	$16,689
Income taxes	-	-

Non-cash investing and financing activities:
Debt issued for purchase of intellectual property	-	$125,000
Shares issued for license agreement	-	$6,000,000
Note issued in payment of distribution	-	$1,667,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

Global was organized in May 2005 and its principal stockholders consisted of Interplanet Productions, Ltd. (“Interplanet”), Sandbox Jewelry, LLC (“Sandbox”), and the former stockholders of Tech Line. Global entered into an exclusive licensing agreement with Interplanet, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. The licensing agreement provides the Company with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. Global also entered into an exclusive licensing agreement with Sandbox, a subsidiary of Kathy Ireland Worldwide. By adding this license the Company combined branding and creative resources in fine jewelry design to serve jewelry retailers with an array of unique creations marketed under the Elizabeth®, House of Taylor Jewelry® and Kathy Ireland Jewelry®, Exclusively for House of Taylor Jewelry brands. HOTJ’s license with Sandbox is limited principally to North America and does not cover watches or costume jewelry. Inspired by Ms. Ireland’s best selling Style Guides®, the diverse Kathy Ireland series serves, in our opinion, as an opening to mid-tier pricing for House of Taylor Jewelry. Ms. Ireland leads design direction for her own collections and serves as an “Ambassador for House of Taylor Jewelry” under the direction of Dame Elizabeth Taylor.

Upon satisfaction of a contingency set forth in the merger agreement between Nurescell and HOTJ, the Company issued an additional 2,000,000 shares to Interplanet and 1,000,000 shares to Sandbox. The Company determined that these shares should be capitalized as costs associated with the license agreements.

Under the aforementioned licensing agreements, the Company has developed and is expanding multiple new product lines including bridal, loose diamonds, diamond basics, fashion and pearls to market under its Elizabeth Taylor and Kathy Ireland brands. Up until recently, HOTJ’s sales were primarily to specialty couture and independent regional jewelry retailers. In the third quarter of 2006, the Company launched an initiative to increase sales of branded loose diamonds and a wider range of diamond jewelry to both the retail and wholesale trade in order expand the channels for the distribution and sale of its products, and to increase market penetration and brand awareness. The Company plans to expand its retail channels with non-competing product to larger jewelry retailers and department stores in the future.

The consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss in the nine months ended September 30, 2006 of approximately $5,515,000 and has an accumulated deficit of approximately $8,454,000 as of September 30, 2006. The Company used approximately $8,751,000 in operations during the first nine months of 2006.

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

The Company is continuing to evaluate its cash needs and existing burn rate, in order to make  appropriate adjustments to its business plan. Depending on its actual future cash flows, the Company may need to raise additional debt or equity capital to provide funding for ongoing future operations, or to refinance existing indebtedness. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company.

2.  Significant accounting policies

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Comprehensive income (loss)

For the nine months ended September 30, 2006, comprehensive income consists only of net income (loss) and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per share information

Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Stock options and warrants outstanding of 4,847,628 and 3,661,378 at September 30, 2006 and 2005, respectively, have been excluded from the calculation of loss per share because the effect would be anti-dilutive.

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

Allowances are adjusted on a quarterly basis based on the above review and analysis. The allowances for doubtful accounts and returns were as follows:

	September 30, 2006	December 31, 2005
Allowance for doubtful accounts	$121,517	$22,024
Allowance for sales returns	394,911	345,764
	$516,428	$367,788

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

In the third quarter of 2006, HOTJ launched an initiative to increase sales of branded loose diamonds  to the wholesale trade in order expand the channels for the distribution and sale of our products, and to increase market penetration and brand awareness.  As an incentive to these customers, we offered extended terms on the brand mark-up that we charged on loose diamond sales and will allow a credit for the amount of the markup at the time it is due if the value has not yet been recognized by the marketplace.  We have established a reserve for these amounts of approximately $191,000.

The sales of the diamonds are final and returns are not accepted.

Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2005 because the amount was immaterial.

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

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three months ended December 31 ,2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. No stock options were granted during the nine months ended September 30, 2006.

As a result of adopting Statement 123(R), the company's income before income taxes and net income for the three months and nine months ended September 30, 2006, are $96,938 and $290,814 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 are unchanged and $0.01 lower, respectively, than if the company had continued to account for share-based compensation under Opinion 25.

The following table summarizes activity for options during the nine months ended September 30, 2006:

	Number of Shares	Weighted Avg. Exercise Price
Balance, January 1, 2006	325,000	$5.37
Granted during the period	-	-
Exercised during the period	-	-
Balance, September 30, 2006	325,000	$5.37
Exercisable at September 30, 2006	175,000	$4.99

The weighted average remaining contractual life for the options outstanding at September 30, 2006 is 8.6 years. As of September 30, 2006, there was $246,752 of total unrecognized compensation cost related to non-vested options.

Effect on Prior Periods

Had compensation expense for options outstanding at September 30, 2005 been recognized in accordance with SFAS 123, the effect on the Company’s net loss would have been immaterial.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not expect SFAS No. 158 to have any impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September, 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". Entities should recognize the effects of applying this

Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2006 and is not expected to have an impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

In July 2006, the FASB published FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect this new FIN to have any impact upon its financial position, results of operations or cash flows.

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

Interest is due quarterly, starting on July 1, 2006. The interest rate is 9.75% per annum. All or a portion of the accrued and unpaid interest may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to make an interest payment will be valued at the lower of the conversion price or 85% of the Average Market Price on the applicable interest payment date.  On September 29, 2006, interest of $284,213 was paid in cash.

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

The Company is accounting for the Series A warrants, issued in connection with the note, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”. The warrant liability was originally valued at $3,804,075 at the warrant issuance date and was adjusted to its fair value of $1,246,120 at September 30, 2006 in accordance with EITF 00-19 which requires the liability to be adjusted to fair value at each reporting period.  The Company used the Black-Scholes model to value the liability.  The assumptions used at June 30 and September 30, 2006 included expected volatility of 71% and 83% and a risk free interest rate of 5.07% and 4.67%, respectively.  Since the issuance date, the fair value of the warrants decreased by $1.6 million and such change is recorded as “Gain on change in warrant liability.”

The discount attributable to the issuance date intrinsic value of the conversion option and the fair value of the warrants, totaling $6.6 million, is being amortized using the effective interest method over the term of the note.  During the nine months and three months ended September 30, 2006, $1,360,566 and $880,941, respectively, of this discount was amortized to expense.

The components of convertible notes, net are as follows:

	Current	Non-Current
Principal amount of notes	$ 2,591,111	$9,068,889
Less discount	(1,174,586)	(4,111,050)
Net carrying value	$ 1,416,525	$4,957,839

In connection with the financing arrangement, the Company incurred financing costs of $1.3 million. The total financing costs were capitalized and are being amortized over the life of the note using the effective interest method. During the nine months and three months ended September 30, 2006, $266,146 and $172,326, respectively, of the capitalized financing costs was amortized to expense.

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

6.   Related party transactions

      The Company incurred royalty expense to related parties of $153,172 and $291,825, respectively,   for the three and nine months ended September 30, 2006.

Net sales for the three months and nine months ended September 30, 2006 includes sales of $68,380 and $514,146 to related parties.

Certain affiliates of the Company each invested $125,000, for an aggregate amount of $375,000, in our offering of convertible notes in May 2006.

Subsequent Event

In November  2006, the Company signed amendments to the license agreements with both Interplanet and Sandbox.  The parties agreed to these amendments in order to allow for competitive brand markups, expand supply and channels for distribution and sale of our products, provide assistance to the Company in increasing market penetration and to aid in expanding brand awareness through the sales of loose diamonds and certain couture jewelry.

The amendment to the license with Interplanet is effective August 1, 2006 and continues through August 31, 2008.  Its terms include a reduction of royalties to .5%  (1) from 3% or 10% on solitaire jewelry, loose gems and loose diamonds and (2) from 3% or 10% on certain items of jewelry from a specific manufacturer sold to wholesaler and private clients.  It calls for a payment of $250,000 which was paid on September 29, 2006 and monthly payments of $39,583 due on the 15th  day of the month beginning in October  2006 and continuing until September 2008.  These amounts are unrecoupable prepaid royalties for all products sold by HOTJ during this period.  There is approximately $136,000 of prepaid royalties included in prepaid expenses at September 30, 2006 related to this amendment.

The amendment to the license with Sandbox is effective August 1, 2006 and continues through August 31, 2008.  Its terms include a reduction of royalties from 5% to .5% on sales of solitaire jewelry, loose gems and loose diamonds.  It calls for a payment of $125,000 which was paid in September and monthly payments of $15,625 due on the 15th day of the month beginning in October 2006 and continuing until September 2008.  These amounts are unrecoupable prepaid royalties for all products sold by HOTJ during this period.  There is approximately $90,8000 of prepaid royalties included in prepaid expenses at September 30, 2006 related to this amendment.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Management considers its success in developing new products, and channels to market them, under the Elizabeth Taylor and Kathy Ireland brands to be critical challenges. We are implementing a business model that involves having our products manufactured according to our designs and specifications and marketing fine jewelry products under our Elizabeth®, House of Taylor Jewelry®, and Kathy Ireland Jewelry® Exclusively for House of Taylor Jewelry brands, while leveraging the manufacturing resources, distribution and marketing infrastructures of some of the leading fine and fashion jewelry manufacturers in the world. Our Kathy Ireland specialty brands include J du J and The Quilts of Gees Bend. We currently sell our Kathy Ireland Collection jewelry lines primarily through independent jewelry stores, and plan to further expand distribution with non-competing products to department store retail channels.  The Kathy Ireland collections feature price points ranging from about $200 to $3,500. We target upper tier retail channels with our Elizabeth®, and House of Taylor Jewelry® lines which feature price points ranging from about $3,000 to over $1 million. Each of these branded lines include products from various categories including diamond basics, loose diamonds, colored stones, bridal, and pearls. We have designed and completed more than 600 new products that comprise the Elizabeth®, House of Taylor Jewelry® and Kathy Ireland Jewelry® Collections, many of which had their formal launch at major industry trade shows in the Spring and Summer of 2006.

While meeting with jewelry retailers at the major trade shows and in their stores and at our offices, we asked our them what product(s) they had the greatest need for and what sold best in their stores. The majority expressed the need for a consistent and competitive supply of loose and mounted diamonds and diamond jewelry, in particular, branded products in those categories.  In the third quarter of 2006, we launched an initiative to meet this need and increase our sales of branded loose diamonds and a wider range of diamond jewelry to both the retail and wholesale trade to establish HOTJ as an internationally recognized global source for diamonds with the added value of a brand.  We intend to examine, grade and certify our diamonds of 1 carat and above with reputable gem trade laboratories and brand markings to differentiate HOTJ diamonds from other branded and non branded product to provide the end consumer with company set standards and assurances of quality, value, craftsmanship and conflict free sourcing.

We established relationships with a number of global diamond cutters, manufacturers and suppliers to insure we will have a consistent, well priced supply of polished diamonds and diamond jewelry to meet the anticipated demands from our customers and to establish HOTJ as a key branded supplier to the trade.  We sold our loose diamonds to the wholesale trade at a minimal markup in order to expand the channels for the distribution and sale of our products, and to increase market penetration and brand awareness.  We see the increased distribution of our branded diamonds through various supply channels as a marketing and awareness initiative to ultimately drive consumers to our HOTJ authorized jewelry retailers.

Results of operations for the nine months ended September 30, 2006 as compared to the nine months and ended September 30, 2005.

Net sales for the nine months ended September 30, 2006 totaled approximately $15,856,000, an increase of $12,699,000 or 402%, from net sales of approximately $3,157,000 for the nine months ended September 30, 2005. Of that increase, approximately $13.4 million was from sales of our branded products including approximately $11.2 million of loose diamond sales of which approximately 88% were sold to one customer. Approximately $0.5 million was an increase in sales of our discontinued Mirabelle products which were sold at their current carrying value which is lower than their original cost. These increases were offset by an approximately $1.2 million decrease in sales of our Techline products which have been discontinued.

During the first and second quarters of 2006, the Company continued to expend much of its efforts in designing new products and developing marketing programs. In anticipation of the brands’ launch at a major jewelry trade show, the Company focused on the new products to be incorporated into the Elizabeth, House of Taylor and Kathy Ireland lines. Cash restrictions delayed the ordering of inventory and the deployment of additional sales people until late in the second quarter.

Gross profit as a percentage of sales declined in the current nine month period from that of the previous year. We generated revenues of approximately $11,200,000 from sales of loose diamonds which traditionally can have wholesale margins of under five percent. During the third quarter of 2006, we reduced our markup on loose diamond sales to the wholesale trade in order to increase market penetration and brand awareness.  As an incentive to these customers, we offered extended terms on the brand mark-up that we charged on loose diamond sales and will allow a credit for the amount of the markup at the time it is due if the value has not yet been recognized by the marketplace. We have established an allowance to fully reserve for these amounts of approximately $191,000.  Sales of closeout merchandise of approximately $902,000 at current carrying value as well the sales of heavily discounted products also contributed to the reduced gross profit. Historically, cost of goods sold includes the cost of designing, prototypes and molds for new products which are expensed when incurred.  In prior periods, these activities occurred throughout the year and were consistent from year to year.  During the first nine months of 2006, the Company incurred an increase in these costs due to product development for the new brands which also affected the gross margin.

Selling, shipping and general and administrative expenses were approximately $6,161,000 for the nine months ended September 30, 2006 as compared to approximately $3,743,000 for the nine months ended September 30, 2005, an increase of $2,418,000. There was an increase of approximately $300,000 in professional fees which included increases in legal, accounting and financial advisory service fees. Amortization expense increased approximately $374,000 due to our intellectual property and license agreements which were not acquired until late May 2005.  We also incurred approximately $291,000 of non-cash compensation expense recognized for options granted to directors when the Company adopted SFAS 123R. Expenses relating to being a public company increased approximately $348,000, including Nasdaq listing fees, investor relations expense and insurance for directors and officers.  Royalty expense, which commenced in June 2005, increased approximately $229,000.  Sales, marketing and advertising expense increased by approximately $369,000, primarily related to increased commissions and sales management expense as well as branding expenditures such as displays and packaging.

Interest expense totaled approximately $2,263,000 and $128,000 for the nine months ended September 30, 2006 and 2005, respectively. This increase of approximately $2,135,000 was due to amortization of costs of the convertible notes of approximately $1,627,000 and amounts paid to convertible note and related party note holders.  It also includes liquidated damages due to investors in our August 2005 private placement that the Company paid with shares of common stock.  In 2005 interest resulted from balances on a line of credit and the imputed interest on an obligation to a vendor which was due after three years from purchase without interest.

Results of operations for the three months ended September 30, 2006 as compared to the three months and ended September 30, 2005.

Net sales for the three months ended September 30, 2006 totaled approximately $12,008,000 an increase of $10,719,000 or 832% from net sales of approximately $1,289,000 for the three months ended September 30, 2005. Of that increase, approximately $11,500,000 was sales of our branded products, including approximately $10.4 of loose diamond sales. Approximately 95% of these diamond sales were to one customer. This increase was offset by an approximately $800,000 decrease in sales of our Mirabelle, Techline, Autore and Baguette World products which have been discontinued.

Gross profit as a percentage of sales declined in the current three month period from that of the previous year. We generated revenues of approximately $10,400,000 from sales of loose diamonds in the third quarter of 2006 which traditionally can have wholesale margins of under five percent. During this time we reduced our markup on loose diamond sales to the wholesale trade in order to increase market penetration and brand awareness.  Sales of closeout merchandise of approximately $132,000 at current carrying value as well the sales of discounted products also contributed to the reduction in gross profit. Historically, cost of goods sold includes the cost of designing, prototypes and molds for new products which are expensed when incurred.  In prior periods, these activities occurred throughout the year and were consistent from year to year.

Selling, shipping and general and administrative expenses were approximately $1,887,000 for the three months ended September 30, 2006 as compared to approximately $1,660,000 for the three months ended September 30, 2005, an increase of $227,000. Expenses relating to being a public company increased approximately $97,000, including Nasdaq listing fees and insurance for directors and officers We also incurred approximately $97,000 of non-cash compensation expense recognized for options granted to directors when the Company adopted SFAS 123R.  Royalty expense increased approximately $105,000 for the three months ended September 30, 2006 as compared to the same period of the prior year.  Sales management expense and commission expense increased by approximately $143,000, primarily due sales management personnel and additional sales people and the resulting increase in sales.  These increases were offset by a decrease of approximately $115,000 in professional fees.

Interest expense totaled approximately $1,357,000 and $39,000 for the three months ended September 30, 2006 and 2005, respectively. Of the amount in 2006, approximately $1,053,000 is amortization of interest expense related to the convertible notes, and the balance is interest paid on the convertible notes and related party notes.  In 2005 interest resulted from balances on a line of credit and interest on related party notes payable.

Liquidity and Capital Resources

During the first nine months of 2006, our net loss of approximately $5,514,000 included a non-cash gain of $1,662,000, non-cash charges of $750,000 for depreciation and amortization expense, $291,000 of stock based compensation expense and $1,627,000 of interest expense resulting from amortization of debt issuance costs. In addition, our net loss includes $97,000 of damages paid with common stock to investors in our August 2005 private placement.

Investing activities used $34,000 in the nine months ended September 30, 2006 for the acquisition of additional safes, computers and leasehold improvements.

For the nine months ended September 30, 2006, financing activities provided approximately $9,900,000 consisting of the net proceeds of our convertible note offering of approximately $10,360,000 reduced by a decrease in notes payable to shareholder $442,000 and a decrease in our line of credit that exceeded the release of restricted cash by approximately $6,000.

Prior to 2005, operations and liquidity needs were funded primarily through cash flows from operations, as the well as utilizing, when needed, borrowings under the Company’s various credit lines.  During 2005 and the first nine months of 2006, the Company incurred significant expenses to complete its reverse acquisition, as well as in its efforts to design and source new products and develop new sales and marketing strategies.  At December 31, 2005,  the Company evaluated its cash needs and existing and forecasted cash utilization rate and determined it was necessary to raise additional capital in the short term to provide funding for ongoing future operations

On May 5, 2006, the Company entered into a securities purchase agreement with buyers in a private placement transaction providing for, among other things, the issuance of senior secured convertible notes and warrants.

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not expect SFAS No. 158 to have any impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September, 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2006 and is not expected to have an impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

Item 3.

Controls and Procedures.

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management identified certain potential deficiencies in its level of staffing, and inherent limitations in its electronic data processing software. The Company intends to add additional accounting personnel during the fourth quarter of 2006 to address this staffing issue. The Company is also assessing the feasibility of enhancing or replacing some of its electronic data processing software in 2006.

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

HOUSE OF TAYLOR JEWELRY, INC.

Dated: November 20, 2006	/s/ Jack Abramov
Jack Abramov Chief Executive Officer

Dated: November 20 2006	/s/ Pauline Schneider
Pauline Schneider Chief Financial Officer (Principal Accounting Officer)