Form 10KSB
period 2006-12-31
House of Taylor Jewelry, Inc.
filed 2007-04-16
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 000-25377

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

The issuer’s revenues for its most recent fiscal year were $31,793,037.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 9, 2007 was $20,816,238.

 The number of shares outstanding of the issuer’s common equity, as of April 9, 2007 was 40,363,791.

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

Page

Description of Business

2

Description of Property

8

Legal Proceedings

8

Submission of Matters to a Vote of Security Holders

8

Market for Common Equity and Related Stockholder Matters

9

Management’s Discussion and Analysis or Plan of Operation

12

Financial Statements

33

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

33

Controls and Procedures

33

Directors, Executive Officers, Promoters and Control Persons.

35

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

40

Certain Relationships and Related Transactions

41

Exhibits

45

Principal Accountant Fees and Services

47

PART I

Description of Business

Background

We are the result of a merger between House of Taylor Jewelry, Inc., a California corporation, and a newly formed acquisition subsidiary of Nurescell Inc., a Nevada corporation with no active operations or material assets (the “HJWL Transaction”). We completed the HJWL Transaction effective May 20, 2005, at which time we changed Nurescell’s name to House of Taylor Jewelry, Inc. (“HOTJ”) and we changed the name of our operating subsidiary to Global Jewelry Concepts, Inc.

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

 In 2002, Techline introduced its “Mirabelle 18k” consumer brand to the marketplace with its “Original Diamond Handbag Collection” of detailed, handcrafted, miniature purse pendants, designed with diamonds and French enamel. The Mirabelle boutique collections grew to include the fine jewelry gaming line “Players Club,” and the artistically floral “Flower Power” collections, as well as the “Victorian Collection,” and the “Black and White Collection.”  Techline was acquired by House of Taylor Jewelry, Inc. prior to the HJWL Transaction in May 2005.

In May 2005, before completing the HJWL Transaction, House of Taylor Jewelry, Inc., a California corporation, completed the first major step toward our new branding model by entering into an exclusive, worldwide licensing agreement with Interplanet Productions Ltd, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. The licensing agreement provides us with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture, market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. As an integral aspect of the licensing arrangement, Dame Elizabeth Taylor may collaborate in design directions and approve certain Elizabeth® and ET branded jewelry designs.

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

Business Model

We are a Los Angeles-based international jewelry company. We serve fine jewelry retailers worldwide with diverse jewelry creations marketed under the prestigious House of Taylor Jewelry brand. We are implementing a business model that involves manufacturing and marketing our own fine jewelry products under our Elizabeth®,  ET®, House of Taylor Jewelry®,  and Kathy Ireland Jewelry® brands, while leveraging the manufacturing resources, distribution and marketing infrastructures of some of the leading fine and fashion jewelry manufacturers in the world. We also have our Kathy Ireland specialty brands that include J du J and The Quilts of Gees Bend. Our principal shareholders include entities owned by Dame Elizabeth Taylor and Kathy Ireland and members of the Abramov family.

We have an exclusive license with Interplanet Productions Ltd, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. This license provides us with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture, market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. We also have an exclusive license with Sandbox Jewelry, LLC, a subsidiary of Kathy Ireland Worldwide, that allows us to design, promote and sell jewelry under Kathy Ireland® brands. We combine branding and creative resources in fine jewelry design and direct source partnering to serve jewelry retailers with an array of unique and attractive creations marketed under the House of Taylor® Jewelry and Kathy Ireland® brands. Our license with Sandbox is limited principally to North America and does not cover watches or costume jewelry.

We target our Elizabeth®, ET®, and House of Taylor ®, brands to upper tier retail channels. Elizabeth®, ET, and House of Taylor® jewelry lines feature price points currently ranging from about $3,000 to over $1 million. We sell our principal Kathy Ireland Collection jewelry lines primarily through independent jewelry stores and smaller jewelry store chains, and plan to expand our distribution of  Kathy Ireland specialty brands through jewelry store chains and department store retail channels. Kathy Ireland Collection jewelry lines feature price points ranging from about $200 to $3,500. In 2006 we  designed or acquired designs on more than 600 new products that comprise the Elizabeth, ET, House of Taylor, and Kathy Ireland Collections which had their formal retail launch at major industry trade shows in June 2006.

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

Nevertheless, jewelry sales continue to be seasonal, and year to year growth dependent on the economy.

Outsourcing

We outsource our manufacturing, generally to our designs, specifications and orders. Among the factors we consider in our outsourcing decisions are a manufacturer’s product quality,  ability to meet or exceed delivery schedules, ability to deliver product and volume orders with consistency in stone selection and workmanship, faithful adherence to our designs, access to or mastery of various jewelry-making skills and technology, as well as cost and potential  improvements to our gross margins.

In the past, substantially all of our products were manufactured for us by one company located in China. While we have a well-established relationship with that manufacturer, we believe that numerous other manufacturers have similar capabilities to produce the quality and volume of fine jewelry we plan to source directly over the next three years. We are now outsourcing the majority of our manufacturing of our diamond essential and basic and classic diamond jewelry in the United States through established relationships with local casting and setting operations.  This allows HOTJ to streamline operations, shorten production time, save time and duty charges from overseas and provide quick turnaround time for special orders. We currently have more than ten manufacturers producing goods for us, including major fine jewelry manufacturers whose competencies are in specific categories of fine jewelry (such as large diamonds, bridal and quality, colored gemstones).

Precious and semiprecious gems and precious metals used in making our jewelry may be purchased from a variety of sources.  Except as noted below, we believe that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on our operations.

We have established relationships with a number of global diamond cutters, manufacturers and suppliers to insure we will have a consistent, well priced supply of polished diamonds and diamond jewelry to meet the anticipated demands from our customers and to establish HOTJ as a key branded supplier to the trade.  We primarily purchase diamonds from two key vendors. Should trade relations between us and either of these vendors to be disrupted, we believe that our sales would be affected in the short term until alternative supply arrangements could be established. Diamonds of two carat or greater of the quality we demand are, on a relative basis, more difficult to acquire than smaller diamonds. Our currently established sources for smaller stones could be more easily replaced in the event of a disruption in supply than could sources for larger-sized stones.

Diamonds

The supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Diamond Trading Corporation (the “DTC”) the sales and marketing arm of De Beers Centenary AG, a Swiss corporation. However, the role of the DTC is rapidly changing and that change has greatly affected, and likely will continue to affect, traditional channels of supply in the markets for rough and cut diamonds. The DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control worldwide production supplies has been significantly diminished due to changing politics in diamond-producing countries and revised contractual arrangements with independent mine operators. Nonetheless, the DTC continues to exert a significant influence on the demand for polished diamonds through advertising and marketing efforts throughout the world and through the requirements it imposes on those who purchase rough diamonds from the DTC (“siteholders”).

The DTC has increased the number of siteholders over the last 24 months.  New sightholders now include jewelry companies that sell diamonds directly to consumers.  The DTC has announced that those who remain siteholders will be expected to somehow add value to the diamond manufacture and distribution process including but not limited to diamond advertising, promotional and branding initiatives or to supply diamonds to those companies who are. By these initiatives the DTC aims to drive consumer demand for diamond jewelry, to grow the diamond business and to match the growth rates enjoyed by other luxury goods sectors.

As a result of these DTC sponsored initiatives, we have observed multiple new marketing initiatives by various merchants in almost all major consumer markets. We believe that these new marketing initiatives will improve consumer awareness and may stimulate retail purchases. As a result, we believe these initiatives to be positive for our industry sales and growth.

The availability and price of diamonds to the DTC and to our suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the siteholder system and increased competition in the wholesale and retail diamond trade, substantial demand exists for rough diamonds, which have resulted in significant increases in diamond prices in 2004 and 2005. Sustained interruption in the supply of rough diamonds, an over-abundance of supply or a substantial change in the marketing arrangements described above could adversely affect us and the wholesale and retail jewelry industries in general.

Changes in the marketing and advertising policies of the DTC and its direct purchasers could affect consumer demand for diamonds. Because the DTC has encouraged its siteholders to add value and possibly engage in diamond brand development, demand for diamonds may further increase and thereby affect the supply of diamonds in certain categories.

In 2007, HOTJ entered into an agreement with a sightholder of the DTC, which calls for this supplier to offer us preferred pricing and terms on our diamond purchases. We expect that this alliance will allow us to purchase finely polished certified diamonds, add value with brand markings and marketing materials, and increase sales to retailers.  HOTJ has formed relationships with several other suppliers, some of which are DTC sightholders, and others who are not affiliated with the DTC, to insure that a consistent and uninterrupted supply of diamonds is available to HOTJ for sale and for the production of diamond based products.

Finished Jewelry

We currently purchase finished jewelry from more than ten manufacturers but we own the original molds of our jewelry models for products which we’ve designed. While we believe that our relationships with these manufacturers are good, we anticipate that there are alternative sources for most jewelry items.  However, due to the designs and craftsmanship involved in certain of our jewelry lines, if our relationship with these manufacturers is impaired, or if we encounter delays in scheduled deliveries, we might encounter difficulty in finding readily available and acceptable alternative supply sources in the short term.

We are evaluating and in discussions with companies that have successfully developed a longstanding reputation and solid industry acceptance to determine their abilities to manufacture private label products under our brands.  We seek to work with the companies that best round out the product categories necessary to meet the price points, design requirements and merchandise requested by our retailers.

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

Competition for engagement jewelry sales is particularly fierce and becoming more so. The rise of the Internet and increased use of diamond condition reports issued by independent gemological associations have given rise to what we believe is a mistaken impression among certain consumers that diamonds, engagement and bridal jewelry are commodity items and that significant quality differences do not exist. Our prices for diamonds, engagement and bridal jewelry reflect the rarity of the stones as well as the cut, clarity and other quality factors of the jewelry that we endeavor to incorporate within our branded products. We expect to compete in our markets by emphasizing quality, attractive design and customer service.

We are in the process of establishing an Internet strategy but have not yet implemented it. We expect to have our Internet operations substantially launched sometime in 2007, however, we can give no assurance that we will be successful in doing so. We expect that competition in this area will become more intense as the technology improves. We will seek, following launch and implementation, to maintain and improve our position in the Internet marketplace by emphasizing our branding and refining and expanding our merchandise selection, price points and services.

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

Employees

At March 31, 2007, we had 15 full time employees, all of whom are located within our principal offices.

Description of Property

We currently maintain executive offices within approximately 4,900 square feet of office space at 9200 Sunset Boulevard, Suite 425, West Hollywood, California, which we have leased through March 2009. We currently pay a minimum annual rent of $156,400. That amount increases by three percent per year during the term of the lease. Members of the Abramov family have guaranteed our obligations under the lease. We expect this leased space to be adequate for our principal offices for the foreseeable future.

Legal Proceedings

We are not a party to any material legal proceedings and, to our knowledge, none is contemplated or threatened.

Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

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

The following table sets forth the quarterly high and low bids for our common stock as reported by the Nasdaq Bulletin Board for the past two calendar years and gives effect to our 1 for 1,000 reverse stock split in April 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

Year ending December 31, 2006:
Quarter	High	Low
3/31/06	$ 7.50	$ 3.85
6/30/06	$ 4.14	$ 1.51
9/30/06	$ 2.06	$ 1.18
12/31/06	$ 2.83	$ 1.79
Year ending December 31, 2005:

Quarter	High	Low
03/31/05	$10.00	$ 2.00
06/30/05	$10.00	$ 0.15
09/30/05	$ 6.50	$ 5.50
12/31/05	$ 7.19	$ 5.50

As of April 9, 2007, the closing price per share was $2.43.

Number of Holders of Common Stock

As of December 31, 2006, we had approximately 500 stockholders of record, excluding beneficial owners whose shares are held by banks, brokers and other nominees.

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

On May 20, 2005, Registrant issued 150,000 shares of its common stock to a limited liability company in an unregistered issuance for introduction services provided to Registrant in connection with the Merger Agreement. The issuee represented to Registrant that it (i) is an “accredited investor” (as defined in Regulation D under the Securities Act of 1933), (ii) has the business or financial experience to protect its interests in connection with its investment in Registrant and to evaluate the merits and risks of such investment and (iii) has a net worth and/or annual income which give it the ability to bear the economic risk of its investment in Registrant. Based on the foregoing, we believe that this issuance was made pursuant to an exemption from registration under Section 4(2).

On August 12, 2005, Registrant completed a private placement offering of 1,523,980 Units, each  consisting of one share of its common stock (individually a “Share” and collectively the “Shares”) and one common stock purchase warrant (individually a “Warrant” and collectively the “Warrants”) at a price of $4.25 per Unit for gross proceeds of $6,476,915. The Warrants are exercisable for a period of five years and entitle holders to purchase Shares (the “Warrant Shares”) for $7.00 per Warrant Share. At the closing of this placement, Registrant also issued to seven affiliates of the placement agent five year warrants to purchase 152,398 shares of Registrant’s common stock on the same terms.  We subsequently filed and caused a registration statement relating to these securities to become effective.

On May 12, 2006, the Company received gross proceeds of $11,660,000 pursuant to the issuance of senior secured convertible notes (the “Notes”) and warrants in a private placement. The Notes are convertible into 2,915,000 shares of the Company’s Common Stock, based upon an initial conversion price of $4.00 per share, which is subject to anti-dilution and other adjustments. Series A Warrants to purchase up to 2,186,250 shares of the

Company’s Common Stock, Series B Warrants to purchase up to 947,375 shares of the Company's Common Stock and Series C Warrants to purchase up to 1,894,750 shares of the Company's Common Stock were also issued to the Buyers as part of the transaction. The Series A Warrants have an initial exercise price of $5.00 per share and are exercisable commencing November 12, 2006. The Series B Warrants and Series C Warrants are not initially exercisable and only become exercisable on one or more mandatory conversions which can be made at the Company’s discretion if certain conditions are met, as more fully described in the Notes. The exercise price(s) of the Series B Warrants and Series C Warrants will not be fixed until the Company's discretionary exercise of a Mandatory Conversion based on a formula set forth in the Series B and Series C Warrants.  We subsequently filed and caused a registration statement relating to these securities to become effective.

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

 Management’s Discussion and Analysis or Plan of Operation.

Management considers its success in developing new products, and channels to market them, under the Elizabeth Taylor and Kathy Ireland brands to be critical challenges. We are implementing a business model that involves having our products manufactured according to our designs and specifications and marketing fine jewelry products under our Elizabeth®,  ET®, House of Taylor Jewelry®, and Kathy Ireland Jewelry® Exclusively for House of Taylor Jewelry, while leveraging the manufacturing resources, distribution and marketing infrastructures of some of the leading fine and fashion jewelry manufacturers in the world. Our Kathy Ireland specialty brands include J du J and The Quilts of Gees Bend. We currently sell our Kathy Ireland Collection jewelry lines primarily through independent jewelry stores, and plan to further expand distribution with non-competing products to department store retail channels.  The Kathy Ireland collections feature price points ranging from about $200 to $3,500. We target upper tier retail channels with our Elizabeth®, and House of Taylor Jewelry® lines which feature price points ranging from about $3,000 to over $1 million. Each of these branded lines include products from various categories including diamond basics, loose diamonds, colored stones, bridal, and pearls. We have designed and completed more than 600 new products that comprise the Elizabeth®, House of Taylor Jewelry® and Kathy Ireland Jewelry® Collections, many of which had their formal launch at major industry trade shows in the Spring and Summer of 2006.

While meeting with jewelry retailers at the major trade shows, in their stores and at our offices, we asked them what product(s) they had the greatest need for and what sold best in their stores. The majority expressed the need for a consistent and competitive supply of loose and mounted diamonds and diamond jewelry, in particular, branded products in those categories.  In the third quarter of 2006, we launched an initiative to meet this expressed need and increase our sales of branded loose diamonds and a wider range of diamond jewelry to both the retail and wholesale trade.  We sought to establish HOTJ as an internationally recognized global source for diamonds with the added value of a brand.  In the fourth quarter we expanded this initiative and now examine, grade and certify our diamonds of one carat and above with reputable gem trade laboratories and brand markings to differentiate HOTJ diamonds from other branded and non branded product and to provide the end consumer with our company set standards and assurances of quality, value, craftsmanship and conflict free sourcing.

We established relationships with a number of global diamond cutters, manufacturers and suppliers to insure we will have a consistent, well priced supply of polished diamonds and diamond jewelry to meet the anticipated demands from our customers and to establish HOTJ as a key branded supplier to the trade.  We sold loose diamonds to the wholesale trade at a minimal markup and with extended terms in order to expand the channels for the distribution and sale of our products, and to increase market penetration and brand awareness.  We see the increased distribution of our branded diamonds through various supply channels as a marketing and awareness initiative to ultimately drive consumers to our HOTJ authorized jewelry retailers.

HOTJ has ramped up the production of our Kathy Ireland diamond essentials and classic diamond jewelry in response to the demand from our retailers for the most frequently purchased diamond items such as solitaires, studs, pendants, 3stone jewelry and tennis bracelets. At the end of 2006, our brands were in approximately 250 retail stores and we are  targeting to open more than 500 new stores for these products in 2007.

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

 We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote our brands and to increase our net sales and net income. We routinely contact our retailers to obtain customer feedback and address any issues or concerns.

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

Results of Operations

Results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005

Net sales for the year ended December 31, 2006 totaled $31,800,000, an increase of $26,200,000 (468%) from net sales of $5,600,000 for the year ended December 31, 2005.  Of that amount, $22,400,000 was from the sale of loose diamonds, primarily to the wholesale market, with one customer accounting for 47% of diamond sales and 33% of total sales. Net sales includes $900,000 of related party sales.  Sales of our branded jewelry products increased approximately $5,300,000 in 2006 and there was an increase in sales of our discontinued Mirabelle product of approximately $500,000 that was sold at its current carrying value, which was less than its original cost.  These increases were slightly offset by a decrease of approximately $1,300,000 in sales of our Techline products, which have also been discontinued.

Our cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.  Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense.

Gross profit as a percentage of sales declined from 20% (net of the write down of inventory of $485,500) in 2005 to 11% in 2006 due primarily to a change in product mix.  We generated revenues of approximately $21,600,000 from sales of loose diamonds which traditionally have wholesale margins of under five percent. During the third and fourth quarter of 2006, we had loose diamond sales to the wholesale trade at a minimal markup in order to increase market penetration and brand awareness.  As an incentive to certain customers in the third quarter, we offered extended terms on the brand mark-up that we charged on loose diamond sales and will allow a credit for the amount of the markup at the time it is due if the value has not yet been recognized by the marketplace. We have established an allowance to fully reserve for these amounts of approximately $191,000.  Sales of closeout merchandise of approximately $902,000 at current carrying value, as well the sales of heavily discounted products, also contributed to the reduced gross profit.

Selling, shipping and general and administrative expenses were approximately $8,500,000 for the year ended December 31, 2006, compared to $5,000,000 for the year ended December 31, 2005, an increase of $3,500,000. Advertising, marketing and selling expenses increased $975,000, including an increase in commissions and sales management expense of $500,000.  Royalty expense to related parties increased $365,000 due to the increased sales. Non-cash amortization costs associated with our license agreements and intellectual property increased $360,000 as there was a full year of amortization in 2006 as opposed to seven months in 2005. Expenses related to being a public company, including filing fees and investor relations expense, increased $670,000.

This increase includes $335,000 of non-cash compensation expense associated with options issued to our directors in 2005.  Professional fees, including $380,000 of expenses paid with shares and warrants, increased by $450,000 in 2006.  Payroll and related expense increased $310,000 in 2006 due to the addition of personnel.

Interest expense was $3,618,000 for the year ended December 31, 2006 compared to $227,000 for the same period last year. Of the amount in 2006, $2,680,000 is amortization of debt issuance costs related to the convertible notes, and the balance is interest paid on the convertible notes and related party notes.  In 2005, interest resulted from balances on a line of credit and interest on related party notes payable.

Results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004

During 2005 we expended much of our efforts in designing and sourcing new products and developing sales and marketing strategies and programs. In anticipation of the introduction of the brands at major national jewelry shows, the Company focused on new products to be incorporated into the Elizabeth Taylor and Kathy Ireland lines rather than existing products. These activities were the primary reasons for the decrease in sales in 2005 as compared to sales in 2004.  We lowered prices on existing merchandise during the first half of the year in order to reduce our inventory of goods which were not going to be part of our new lines.  The remaining inventory of these products was sold at below cost in 2006 and a loss on write down of inventory of $485,500 was recorded in the year ended December 31, 2005.  Net sales for the year ended December 31, 2005 totaled $5,600,000, a decrease of $800,000 (13%) from net sales of $6,400,000 for the year ended December 31, 2004.  Of that amount, approximately $4,600,000 was a result of a decrease in sales of our existing Mirabelle and Techline products offset with approximately $3,800,000 of  increased branded product sales.

Our cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.  Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense.

Gross profit declined from that of the prior year because of decreased sales and lower margins. Gross profit as a percentage of sales was 20% (net of the write down of inventory of $485,500) for the year ended December 31, 2005, compared to 34% for year ended December 31, 2004. The reduced gross profit percentage in 2005 was the result of a number of factors including the sale of existing products at lower prices in order to reduce inventories of the non-branded generic product lines. Certain of our sales were of goods we had on consignment from manufacturers and sales of consigned goods traditionally have a lower margin.  Additionally, in the fourth quarter of 2005, we sold more loose stones than in the prior year, which also have a lower gross profit margin than finished jewelry.

Selling, shipping and general and administrative expenses were $5,000,000 for the year ended December 31, 2005, compared to $1,550,000 for the year ended December 31, 2004, an increase of $3,450,000. There was an increase of approximately $656,500 in professional fees, including legal and accounting, which were associated with the reorganization and merger and the requirements of a public company.  Advertising and marketing expense, increased approximately $690,000 from approximately $318,000 in 2004 to $1,008,000 in 2005. This increase included a marketing fee of $100,000 contractually due to our licensors as well as greatly increased spending on trade shows and print advertising in both the trade publications and consumer magazines in order to introduce our brands. We also incurred a non-cash expense of approximately $128,000 for financial consulting.  Payroll expense increased approximately $405,000 from approximately

$593,000 in 2005 to approximately $998,000 in 2005 due to increased staffing which also caused increases in supplies and other employee related expenses.  We also incurred approximately $204,000 of royalty expense and $593,000 of non-cash amortization expense associated with our license agreements and intellectual property acquired in 2005.

Interest expense was $227,000 for the year ended December 31, 2005 compared to $216,000 for the same period last year. Interest expense relates principally to the line of credit, the $60,000 of imputed interest on an obligation to a vendor, which was due after three years from purchase, without interest, in 2005, and interest on related party notes of approximately $67,000.

Other income in the year ended December 31, 2005 amounted to $981,980 which was the result of the settlement, at a discount, of the obligation to a vendor.

Liquidity and Capital Resources

Operations and liquidity needs are funded through cash flows from operations, debt and equity offerings, as the well as utilizing, when needed, borrowings under the Company’s various credit lines.  During 2006 and 2005, the Company incurred significant expenses in its efforts to design and source new products and develop new sales and marketing strategies.  In 2005, the Company incurred significant costs to complete its reverse acquisition,

The Company is evaluating its cash needs and existing and forecasted cash utilization rate and plans to raise additional debt or equity capital in the short term to provide funding for ongoing future operations.  No  assurances  can be given that the  Company  will be successful  in  obtaining  additional  capital,  or that  such  capital  will be available on terms acceptable to the Company. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its products successfully.

During the year ended December 31, 2006, the Company used $9,100,000 in its operations. The principal components of the cash used in operations included the net loss of $8,400,000 and an increase in inventory of approximately $7,100,000. The increase in accounts receivable of approximately $22,000,000 was due to increased sales and extended terms we offered to some of our customers in order to increase our brands’ penetration and visibility in key markets. These decreases in cash provided by operations were somewhat offset by an increase in accounts payable of approximately $23,000,000, primarily due to the purchase of diamond inventory.

For the year ended December 31, 2005, the Company used $4,900,000 in its operations. The principal components of the cash used in operations included the net loss of $3,500,000, an increase in inventory of $1,600,000, and an increase in prepaid advertising and marketing expenses of $284,000. Accounts payable decreased by approximately $729,000. This decrease was primarily due to the settlement of an amount due to one vendor of approximately $2,000,000 which was settled at a gain by payment of $981,980. This decrease in payables was offset by increases of approximately $1,200,000 primarily related to inventory purchases. These decreases in cash provided by operations were offset by a reduction of accounts receivable of approximately $560,000 due to increased collections and lower sales volumes and an increase in accrued liabilities of $410,000, consisting primarily of marketing and professional fees.

For the year ended December 31, 2006, investing activities used approximately $72,500 for the purchase of equipment, including a laser machine and safes.

For the year ended December 31, 2005, investing activities used $275,000 for the purchase of intellectual property related to our brands and approximately $72,000 for the purchase of equipment, while $500,000 was acquired as a result of our recapitalization.  As the Company outsources manufacturing, it has historically low requirements for additions to property and equipment.

For the year ended December 31, 2006, financing activities provided approximately $9,800,000. The sale of convertible notes and warrants in a private placement in May 2006 as described below provided approximately $10,360,000 and we made payments on loans to shareholders of approximately $550,000.

For the year ended December 31, 2005, financing activities provided approximately $4,600,000. This included $5,700,000 from the sale of units (consisting of common stock and warrants) in a private placement in August 2005 as described below and $230,000 from the issuance of common stock and an increase of borrowings on our line of credit of approximately $1,400,000. This was offset by $447,000 of cash distributions to stockholders, repayments of loans to shareholders of approximately $420,000 and the restriction of $2,000,000 as collateral for our line of credit. Financing activities used $1,450,000 in the year ended December 31, 2004, principally reducing the balance of the line of credit and distributions to stockholders.

May 2006 Private Placement

In May 2006, we entered into a series of agreements pursuant to a private placement transaction providing for, among other things, the issuance of senior convertible notes (“Notes”) and warrants to purchase shares of the Company’s $.0001 par value per share common stock.

On May 12, 2006 we issued notes in the aggregate principal amount of $11,660,000 and Series A Warrants to purchase up to 2,186,250 shares of the Company’s Common Stock.  The net proceeds of the issuance totaled approximately $10.3 million after direct placement costs of approximately $1.3 million. The notes are convertible into 2,915,000 shares of HOTJ’s common stock at any time at the option of the holders at an initial conversion price of approximately $4.00 per share, subject to adjustment. The notes can be converted at the Company’s option if certain criteria are satisfied.  The Company also entered into a Security Agreement which grants the holders of the Notes a first priority security interest in all of the Company’s assets.

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

The Company sales exceeded the Sales Threshold for the three fiscal quarters ended September 30, 2006.  Sales for the year ended December 31, 2006 totaled $31.8 million (including $22.4 million of loose diamond sales) and, accordingly, the Sales Threshold for that period was met.

The Series A Warrants have an initial exercise price of $5.00 per share, a term of 60 months and became exercisable on November 12, 2006. The Company also issued Series B Warrants to purchase up to 947,375 shares of the Company's Common Stock and Series C Warrants to purchase up to 1,894,750 shares of the Company's Common Stock.  The Series B Warrants and Series C Warrants are not initially exercisable and only become exercisable upon the occurrence of certain conditions, including the Company causing a conversion of the Notes.

Certain affiliates of ours consisting of (i) members of the Abramov family as a group, (ii) Interplanet Productions, Ltd and (iii) Sandbox Jewelry LLC, owned by Kathy Ireland Worldwide, (collectively referred to as the “Stockholders”) each agreed to invest $125,000, for an aggregate amount of $375,000, on the same terms as other investors, except that, notwithstanding any provisions in the transaction’s documents, each of the Stockholders agreed not to convert or exercise any securities at a price which is lower than the closing bid price of the Company’s Common Stock on the date of the closing until after the shareholders of the Company have voted in favor of the issuance of all of the securities as described in the transaction documents in accordance with applicable law and the rules and regulations of the Nasdaq Capital Market.

The principal amount of the notes is to be repaid in nine quarterly installments, based on the outstanding principal at the date of the payment, beginning on April 1, 2007.  Such principal payments may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to pay an installment of principal will be valued at the lower of the current conversion price or 85% of the Average Market Price as defined in the Notes. Under certain conditions, if the Average Market Price equals or exceeds $5.50 per share then the principal payment that is due is deferred until the maturity date of the notes.

On February 21, 2007, two holders of the Company’s convertible notes converted their entire note holdings for a total of $1,500,000 in the aggregate.  The Company issued 375,000 common shares upon the conversion and paid approximately $180,000 of Make-Whole Amounts as defined in the notes.

On April 2, 2007, the Company paid the first principal payment of $1,087,222 and accrued interest of $238,509 on its convertible notes by issuing a total of 542,416 shares of common stock.  The Company Conversion Price (as defined in the notes) was $2.44.  In accordance with the terms of the notes, five of our noteholders, all affiliates of the Company, elected to defer the payment of $41,666 of principal and $9,141 of interest due to them on April 2, 2007 until March 31, 2009.

On April 2, 2007, two holders of the Company’s convertible notes converted the remaining balances of their notes totaling of $88,889 in the aggregate.  The Company issued 22,224 common shares upon the conversion.  The noteholders waived their rights to the Make-Whole Amount as defined in the notes.

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

The registration rights agreement required us to file a registration statement for the resale of a number of shares of Common Stock equal to 150% of the sum of the number of shares issuable upon conversion of the Notes and upon the number of shares issuable upon exercise of the Warrants by June 26, 2006 and required that the registration statement be declared effective by July 11, 2006 if there was no review of the registration statement by the SEC.  The registration rights agreement states that the registration statement must remain effective and available for use until earlier of the date the noteholders can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) and the date all of such securities have been sold pursuant to the registration statement. We filed our registration statement on June 26, 2006 and it was declared effective by the SEC on July 10, 2006. If thereafter the registration statement ceases to be effective, we may be required to pay damages of 1.5% percent of the aggregate purchase price of the Notes and Warrants monthly until such failure is cured.  These damages will have a cash payment cap of 10% of the aggregate purchase price.

August 2005 Private Placement

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

We further agreed to file a registration statement with the SEC on or before September 26, 2005 registering the shares and shares issuable upon exercise of the warrants for resale. In the event that we had failed to file the registration statement on or before that date or in the event that the registration statement was not declared effective on or before December 31, 2005, then we had agreed to pay investors in the placement liquidated damages in an amount equal to 1.5% of the amount invested for each 30 day period beyond September 26, 2005 until we filed the registration statement or beyond December 31, 2005 until the SEC declared the registration statement to be effective.  We filed a registration statement on Form SB-2 on September 23, 2005.  On February 13, 2006, the company and investors holding more than a majority of the underlying securities covered by the registration rights agreement amended the registration rights agreement.  The amendment provided that unregistered shares of common stock of the Company could be used to pay liquidated damages pursuant to the registration rights agreement.   The amendment also provided that the aggregate number of shares of common stock that could be issued pursuant to the liquidated damages provision not exceed 7,600,000.  Our registration statement was declared effective on February 14, 2006.   The amount of damages due to the investors under the registration rights agreement was approximately $97,000 and we issued 19,431 shares in settlement of the amount due.

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

The Company follows the guidance provided by EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” in recording the sales of loose diamonds as gross revenue.  The Company acts as the principal in each transaction, takes title to the diamonds and bears the delivery, collection and return risks.  Also, the Company determines the pricing, adds value by branding and has discretion in supplier selection.

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

Concentrations of credit risk

The Company grants credit in the normal course of business to its customers and periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.  In 2006, the Company has offered extended terms to certain of its customers in order to achieve greater penetration and visibility in key markets.

The Company’s management reviews receivables on an ongoing basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of previously written off receivables are recorded when received.  No interest is charged on past due accounts.  The allowance for doubtful accounts has been increased in 2006 due to the opening of new doors with which the Company has less historical experience.

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

While the Company does not generally accept returns, at December 31, 2006 and 2005, the allowance for returns was increased substantially because the Company saw the necessity of accepting returns of mostly non-branded products that were not part of our core HOTJ jewelry collections. This accommodation is made for jewelry retailers who are making concurrent purchases of branded products, have established long-term relationships with the Company and intend to continue as authorized House of Taylor Jewelry retailers.

Long-lived Assets

The Company evaluates long-lived assets whenever events or changes in business circumstances or the planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of assets are impaired primarily based on comparison to undiscounted expected future cash flows. If the comparison indicates that impairment exists, the impaired asset is written down to its fair value. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.  The Company concluded that there was no impairment of its long-lived assets at December 31, 2006.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have any impact on the Company’s financial condition or results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-07, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” (“ EITF 06-07”). EITF 06-07 affects convertible debt issuers with previously bifurcated conversion options that no longer require separate derivative accounting under SFAS 133. EITF 06-07 states that when a previously bifurcated conversion option no longer requires separate accounting, the issuer shall disclose (1) a description of the change causing the conversion option to no longer require bifurcation and (2) the amount of the derivative liability reclassified to shareholders’ equity. EITF 06-07 is effective for interim and annual periods beginning after December 15, 2006.  The Company does not expect EITF 06-07 to have any impact on the Company’s financial condition or results of operations.

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

In July 2006, the FASB published FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is evaluating the potential impact of this FIN on its financial position and results of operations and cash flows

In March 2006, the FASB issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have any impact on the Company’s consolidated financial statements.

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

We are in effect a new company that has no prior history in launching a branded business model within the jewelry industry. We may require additional capital in order to launch our new branded jewelry lines and continue to support and increase our sales and marketing efforts and fund our growth.  In addition, we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other lines of credit arrangements. We cannot assure that such additional capital will be available on terms acceptable to us, if at all. Additional equity financing will be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants that could limit our operations and increased interest costs. Our inability to obtain sufficient financing may:

•

cause us to lose the ability to obtain favorable source pricing and purchase terms for our  goods,

•

reduce our ability to provide favorable pricing and terms to our customers, and require us to delay, scale back or eliminate some or all of our expansion programs and our marketing and promotional activities.

Liquidity and going concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities  in the normal course of business. The Company incurred a loss in 2006 of $8,400,000 and  has  an  accumulated  deficit  of  approximately  $11.3 million as of December 31, 2006. The Company used approximately $9.1 million in operations during the year ended December 31, 2006.

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

If we are unable to handle warehousing and sales fulfillment our customer relationships will be damaged and we will lose revenue.

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

Our executive officers, directors and principal stockholders, as a group, beneficially own approximately 31,000,000 of our shares, or about 78% of our currently outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert control over substantially all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders.

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

Our principal raw materials and work in process include diamonds, other precious and semiprecious gemstones, gold, silver, pearls and other high fashion items comprising our jewelry products. The price and availability of any of these items may fluctuate significantly, depending on a variety of factors including supply conditions, government regulation, economic climate and other unpredictable factors. Any price increases in the materials underlying our jewelry lines could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers.  Moreover, any decrease in the availability of these goods could impair our ability to meet our customer delivery requirements in a timely manner.

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

•

limit sales potential.

The increasing importance of branded design innovation and stylings in the jewelry business requires us to strengthen our internal sensitivity to style trends and to rely on successful relationships with third parties, such as suppliers of pearls, diamonds, colored precious and semi-precious gemstones and bridal fashion jewelry.

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

Risks Related to Our Private Placement of Senior Convertible Notes and Warrants

In connection with our private placement of the Notes and issuance of Warrants to the Note Holders in May 2006, we may have to convert the Notes into shares of our Common Stock, and issue shares of our Common Stock upon exercise of the Class A Warrants, at prices which may result in substantial dilution to our shareholders.

 At  December 31, 2006, the Company could be obligated to issue (1) up to 2,915,000 shares issuable upon conversion of the Notes, subject to adjustment, and (2) up to 2,186,250 shares issuable upon exercise of the Class A Warrants. The conversion price for the Notes is $4.00 per share, subject to adjustment. The exercise prices for the Class A Warrant $5.00 per share. The maturity date for the Notes is March 31, 2009, unless any installment payment is extended according to the terms of the Notes. A Noteholder may defer any installment for up to twenty four months from its due date.. The Class A Warrants expire on May 11, 2011. The issuance of any shares of our Common Stock pursuant to the conversion or exercise of the above securities could significantly dilute your ownership in the Company  In February 2007, two of our noteholders converted $1,500,000 of notes in the aggregate and we issued 375,000 shares of common stock upon conversion.  In April 2007, two holders of the Company’s convertible notes converted the remaining balances of their notes totaling of $88,889 in the aggregate and we issued 22,224 shares of common stock upon conversion.

The principal and interest payable on the Notes are convertible into shares of our Common Stock, and under certain circumstances this conversion is mandated. The number of shares of our Common Stock that are issuable upon conversion of the Notes is equal to the aggregate amount of the principal, interest and fees then due and payable with respect to the Note divided by the fixed conversion price then in effect (which, as of December 31, 2006, is $4.00 per share). The fixed conversion price is subject to adjustment in the event of future dilutive financing transactions, which would result in the Notes becoming convertible into a greater number of shares of our Common Stock.

Accounting charges resulting from the warrants issued in connection with the Notes led to significant non-cash charges which adversely impact future interest expense and net loss, and may also lead to future volatility in our financial statements.

Because of certain contractual provisions in the warrant agreements together with certain provisions of United States Generally Accepted Accounting Principles, we will be required to record approximately $6.65 million in non-cash interest charges over the life of the Notes (in addition to interest expense relating to the 9.75% interest rate borne by the Notes which will be paid in cash or shares of our common stock, at our option). Additionally, we were required to record the warrants as derivative liabilities, which must be marked to market on a quarterly basis. This will likely result in a significant adverse impact to future net income and earnings per share and will likely introduce additional volatility to our future operating results.

The influx of additional shares of our Common Stock into the market may create downward pressure on the trading price of our Common Stock.

The initial sale or secondary resale of significant amounts of our Common Stock in the public markets could have an adverse effect on the market price of our Common Stock. As a result, you may lose all or a portion of your investment and we may experience difficulty in selling our equity securities in the future at prices that we deem to be appropriate. The entry of shares issued to Note Holders, on conversion, exercise or otherwise in connection with their securities, into the public market or the mere expectation of the entry of those shares into the market, could adversely affect the market price of our Common Stock and could impair our ability to obtain capital through securities offerings.

The significant downward pressure on the market price of our Common Stock that would result from the sale of a significant amount of such shares of Common Stock could also encourage “short sales”. These “short sales” occur when an investor commits to sell a security that he or she does not own at the time such commitment is made, but that the investor hopes to buy in earnest at a lower price in the future before he or she must deliver the security to the counterparty on the original sale. Note Holders may be expected to engage in short selling when they believe that the price of the underlying security will decline before the time of settlement. In the event of a significant increase in short selling of our Common Stock, other investors may interpret such increase as a sign that the market price of our Common Stock will decline, causing further downward pressure on the market price.

Substantial leverage and debt service obligations may adversely affect our cash flows.

 In connection with the initial sale of the Notes on May 12, 2006, we incurred new indebtedness of $11,660,000. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could, among other things:

•

make it difficult for us to make payments on the Notes;

•

make it difficult for us to obtain financing for working capital, acquisitions or other purposes on   favorable terms, if at all, including financing to fund the development or expansion of our jewelry operations;

•

make us more vulnerable to industry downturns and competitive pressures; and

•

limit our flexibility in planning for, or reacting to changes in, our business.

Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

The agreements governing the Note and Warrants contain various covenants which may limit our ability to operate our business.

The agreements governing the Notes and the Warrants contain various provisions that limit our ability to, among other things: declare or pay dividends on our Common Stock, redeem any stock, effect certain mergers or other corporate transactions, issue additional securities, or create or incur additional indebtedness. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

As long as the Class A Warrants are outstanding, it may limit our ability to raise additional funds.

During the term that the Class A Warrants are outstanding, the holders of those warrants are given the opportunity to profit from a rise in the market price of our Common Stock. In addition, the Class A Warrants are not redeemable by us. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources.

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

Financial Statements.

Our financial  statements  are contained in pages F-1 through F-25,  which appear at the end of this annual report.

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

Controls and Procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year which is the subject of the Annual Report on Form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

 Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management identified certain potential deficiencies in its level of staffing, and inherent limitations in its electronic data processing software. These potential deficiencies resulted in several instances of input error and affected our closing process. The Company plans to add additional accounting personnel and replace its electronic data processing software during the second quarter of 2007 to address these resource issues.

Item 8b.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers are:

Name	Age	Positions
Jack Abramov	41	Chairman of the Board, President, Chief Executive and a director
Monty Abramov	36	Executive Vice President, Chief Design Officer, Secretary and a director
Pauline Schneider	51	Chief Financial Officer
Peter Mainstain	58	Director, Chairman of the Audit Committee and member of the Compensation Committee
Frank M. Devine	64	Director, member of the Audit and Compensation Committees
Dr. Larry Chimerine	66	Director, Chairman of the Compensation Committee and member of the Audit Committee

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

Dr. Larry Chimerine has for the past 15 years been president of Radnor International Consulting Inc., based in Radnor, Pennsylvania and partner and member of the Investment Committee of Miller Investment Management, based in West Conshocken, Pennsylvania. For more than the past 25 years Dr. Chimerine has been an economic consultant advising financial institutions and government agencies on the state of the United States and world economics, on specific industries and business sectors, and on the impact of economic conditions on decision making, budgeting, and strategic planning. He has served on the House of Representatives Task Force on International Competitiveness, the Census Advisory Committee and the Economic Policy Board of the Department of Commerce. He is the author or editor of several books as well as articles that have appeared in the New York Times, Washington Post, and American Economic Review. Dr. Chimerine joined us as a director in September 2005.

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

Item 10. Executive Compensation

Employment agreements

As of May 20, 2005 the Company entered into employment contracts with each of Jack Abramov and Monty Abramov. The initial term of each of the employment agreements is seven years and the annual base salary of each executive is $240,000, subject to discretionary increases and bonuses by our Board of Directors. Each of the employment agreements also provides for a monthly automobile allowance in the amount of $1,500 and reimbursement for expenses incurred.

Mrs. Rachel Abramov is a co-founder of Techline with her late husband, Raphael Abramov, and is the mother of Jack Abramov and Monty Abramov, our two principal executive officers. As of May 20, 2005 the Company entered into an employment agreement with Rachel Abramov for an initial term of seven years and an annual base salary of $100,000, subject to discretionary increases and bonuses, by our Board of Directors. Mrs. Rachel Abramov’s employment agreement also provides for an automobile allowance of $1,500 per month and reimbursement of expenses incurred. Mrs. Abramov principally acts as day-to-day liaison with our suppliers, sales persons, our employees and certain of our retail customers.

Summary Compensation Table

The following table sets forth information with regard to compensation for services rendered in all capacities to the Company by the named executive officers.  The information set forth in the table reflects compensation earned by such individuals for services during the covered periods.  In accordance with the new rules of the Securities and Exchange Commission related to Executive Compensation disclosure, this table includes newly required information only for the Company’s fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	(#)	($)	($)	($)
Jack Abramov, President, Chief Executive Officer, Director	2006 2005 2004	$240,000 $230,000 $140,000	— — —	— — —	— — —	— — —	— — —	$34,482 (1) $24,735 (2) $26,600 (3)	$274,482 $254,735 $166,600
Monty Abramov Senior Vice President, Director	2006 2005 2004	$240,000 $230,000 $109,000	— — —	— — —	— — —	— — —	— — —	$32,294 (4) $20,613 (5) $17,700 (6)	$272,294 $250,613 $126,700
Pauline Schneider, Chief Financial Officer	2006 2005 2004	$187,500 $ 32,083 —	— — —	— — —	— — —	— — —	— — —	$35,787 (7) $ 2,894 (8) —	$223,287 $ 34,977 —

(1)

includes car allowance of $18,000 and medical insurance of $16,482

(2)

includes car allowance of $14,700 and medical insurance of $10,035.

(3)

includes car allowance of $11,200 and medical insurance of $15,400.

(4)

includes car allowance of $18,000 and medical insurance of $14,394

(5)

includes car allowance of $12,120 and medical insurance of $8,493.

(6)

includes car allowance of $  7,600 and medical insurance of $10,100.

(7)

includes car allowance of $18,167 and medical insurance of $17,620

(8)   includes medical insurance of $ 2,894

Stock options granted during the most recently completed financial year

None

Option exercises in last fiscal

 None

Directors’ Compensation

We pay our outside directors $1,000 for meetings attended in person and $500 for telephonic meetings in which they participate. We also reimburse them for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any directors’ meeting.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Larry Chimerine	$ 4,000	—	$ 111,625	—	—	—	$ 115,625
Frank Devine	$ 5,000	—	$ 111,625	—	—	—	$ 116,625
Peter Mainstain	$ 5,000	—	$ 111,625	—	—	—	$ 116,625

(1)

Each Director was awarded 100,000 options to acquire common stock at $5.80 per share on September 29, 2005. Of these options, 25,000 vested immediately and the balance vest ratably over three years. There have been no other option grants to our directors. As of December 31, 2006, 100,000 options are outstanding for each director of which 50,000 options are vested.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2006, all officers, directors and greater than ten percent beneficial owners listed in the above table below complied with the following Section 16(a) filing requirements.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2006 by

•

each of our officers and directors;

•

our officers and directors as a group; and

•

each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Name of beneficial owner	Number of shares (1)	Percentage of total (2)
Executive officers and directors:
Jack Abramov (3)(9)	3,819,150	9.7%
Monty Abramov (3)(9)	3,819,150	9.7%
Peter Mainstain (4) (5)	50,000	*
Frank M. Devine (3) (5)	59,500	*
Dr. Larry Chimerine (5) (6)	100,000	*
All executive officers and directors as a group (6 persons)	7,847,800	19.8.%
Stockholders owning 5% or more:
Interplanet Productions, Limited (7)(10) c/o Reback Lee & Company, Inc. 12400 Wilshire Blvd., Ste 1275 Los Angeles, California 90025	14,154,688	35.9%
Sandbox Jewelry, LLC (8)(10) 10900 Wilshire Boulevard, 15th Floor Los Angeles, California 90024	7,104,688	18.0%
Rachel Abramov, Trustee (11) Rachel & Raphael Abramov Family Trust c/o House of Taylor Jewelry, Inc. 9200 Sunset Boulevard, Suite 425 West Hollywood, California 90069	2,039,687	5.2%
Castlerigg Master Investments Ltd. (12) c/o Sandell Asset Management Corp. 40 West 57th Street, 26th Floor New York, NY 10019	2,187,500	5.3%

* Less than 1%

(1)

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to community property laws where applicable.

(2)

Based on 39,399,153 shares of common stock outstanding, without giving effect to shares issuable upon the exercise of outstanding options, warrants or other rights.

(3)

Address is 9200 Sunset Blvd., Suite 425, West Hollywood, California 90069.

(4)

Address is 10866 Wilshire Boulevard, 10th floor, Los Angeles, California 90024.

(5)

Includes currently exercisable options to purchase 50,000 shares of common stock.

(6)

Address is 4740 South Ocean Blvd., #1111, Highland Beach, FL  33487

(7)

Beneficially owned by Dame Elizabeth Taylor

(8)

Beneficially owned by Kathy Ireland Worldwide; Kathy Ireland is the chief executive and controlling shareholder of Kathy Ireland Worldwide.

(9)

Includes 10,000 shares issuable upon conversion of notes and currently exercisable warrants to purchase 7,500 shares of common stock.

(10)

Includes 31,250 shares issuable upon conversion of notes and currently exercisable warrants to purchase 23,438 shares of common stock.

(11)

Includes 11,250 shares issuable upon conversion of notes and currently exercisable warrants to purchase 8,437 shares of common stock.

(12)

Includes 1,250,000 shares issuable upon conversion of notes and currently exercisable warrants to purchase 937,500 shares of common stock.

Certain Relationships and Related Transactions, and Director Independence

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

In May 2006 the following officers and principal stockholders of the Company purchased Notes and Warrants in a private placement:

		Warrants
	Notes	Series A	Series B	Series C
Jack Abramov	$ 40,000	7,500	3,250	6,500
Monty Abramov	$ 40,000	7,500	3,250	6,500
Interplanet Productions, Ltd.	$ 125,000	23,437	10,156	20,313
Sandbox Jewelry, LLC	$ 125,000	23,437	10,156	20,313
Rachel Abramov, Trustee Rachel & Raphael Abramov Family Trust	$ 45,000	8,437	3,655	7,313

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

Other than as described in this section and in the section above entitled “Sales of restricted securities,” there are no material relationships between us and any of our directors, executive officers or known holders of more than 5% of our common stock.

Exhibits

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

4.5

Registration Rights Agreement, as amended (August 2005) (8)

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

10.5

License Agreement between House of Taylor Jewelry, Inc and Sandbox Jewelry, LLC dated May 18, 2005 (7)

10.6

House of Taylor Jewelry, Inc./Baguette World Fulfillments Agreement (3)

10.7

Securities Purchase Agreement (May 2006) (10)

10.8

Form of Note (May 2006) (9)

10.9

Form of warrant (May 2006) (9)

10.10

Form of Registration Rights Agreement (May 2006) (9)

10.11

Form of Security Agreement (May 2006) (9)

10.12

Form of Pledge Agreement (May 2006) (9)

10.13

Form of Guarantee (May 2006) (9)

10.14

Form of Voting Agreement (May 2006) (9)

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

(7)

Incorporated by reference from Registration Statement on Form SB-2 (File No. 333-128523) filed September 23, 2005.

(8)

Incorporated by reference from Form 8-K filed with the SEC on February 13, 2006.

(9)

Incorporated by reference from Form 8-K filed with the SEC on May 8, 2006.

(10)

Incorporated by reference from Form 8-K filed with the SEC on May 15, 2006.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the year ended December 31, 2006 for professional services rendered by Stonefield Josephson, Inc. (“Stonefield”) for the audit of our annual financial statements for the year ended December 31, 2005 and the quarterly review of financial statements for the quarters ended March 31, 2006 , June 30, 2006 and September 30, 2006 was $340,500

The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by Stonefield Josephson, Inc. (“Stonefield”) for the audit of our annual financial statements for the year ended December 31, 2004 and the quarterly review of financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 was $190,600.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in 2006 by Stonefield Josephson, Inc.  which are not reported under “Audit Fees” above were $58,500. These fees were primarily for assistance and review of our May offering of our convertible notes and the filing of our registration statements on Form S-3 and Form SB-2.

The aggregate fees billed for audit-related services rendered in 2005 by Stonefield Josephson, Inc.  which are not reported under “Audit Fees” above were $45,800. These fees were primarily for assistance and review of our recapitalization transaction, our August private placement and the filing of our registration statement on Form SB-2.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2006

House of Taylor Jewelry, Inc.
By	/s/ Jack Abramov
Jack Abramov
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 16, 2007.

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
Dr. Larry Chimerine

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

House of Taylor Jewelry, Inc.

We have audited the accompanying consolidated balance sheets of House of Taylor Jewelry, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of House of Taylor Jewelry, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $8,353,277 and used cash for operating activities of $9,220,634 during the year ended December 31, 2006, and had an accumulated deficit of $11,292,220 as of December 31, 2006. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

April 16, 2007

House of Taylor Jewelry, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$1,689,282	$1,070,163
Cash and cash equivalents – restricted	-	2,000,000
Accounts receivable - trade, net of allowance of $868,537 and $367,788, respectively (includes $203,839 and $23,385 due from related parties, respectively)	23,753,813	2,269,533
Inventory, net of allowance of $31,377 and $485,500, respectively	10,445,045	3,304,253
Deferred debt issuance costs	574,416	-
Prepaid expenses, includes prepaid royalties to related parties of $175,229	500,423	291,031
Total current assets	36,962,979	8,934,980
Property and equipment, less accumulated depreciation	195,395	173,447
Intellectual property - related party, less accumulated amortization	201,667	247,500
License agreements - related party, less accumulated amortization	4,528,302	5,433,962
Deferred debt issuance costs, net of current portion	287,209	-
Deposits	20,582	20,265
Total Assets	$42,196,134	$14,810,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	-	$2,005,911
Accounts payable	24,705,118	1,301,938
Accrued expenses (includes $50,000 and $100,000 due to related parties, respectively)	569,566	529,687
Deferred rent expense	34,569	33,000
Current portion of convertible notes payable, including $77,780 due to related parties, net	2,418,434	-
Current portion of notes payable - related parties, subordinated	570,834	391,696
Total current liabilities	28,298,521	4,262,232

Convertible notes payable, less current portion, including $155,560 due to related parties, net	4,836,869	-
Notes payable - related parties, less current portion, subordinated	244,638	866,255
Warrant liability	3,804,075	-
Commitments and contingencies
Total Liabilities	37,184,103	5,128,487

Stockholders’ equity:
Preferred stock - $.0001 par value, 1,000,000 shares authorized, – 0 – issued and outstanding	-	-
Common Stock - $.0001 par value, 2,000,000,000 shares authorized, 39,399,153 and 38,285,281 issued and outstanding, respectively	3,941	3,829
Additional paid-in capital	16,300,310	12,616,781
Accumulated deficit	(11,292,220)	(2,938,943)
Total stockholders’ equity	5,012,031	9,681,667
Total liabilities and stockholders’ equity	$42,196,134	$14,810,154

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2006	2005

Net sales (including sales to related parties of $946,410 and $23,698, respectively)	$31,793,037	$5,613,379
Cost of goods sold	28,145,891	4,968,516
Gross profit	3,647,146	644,863

Expenses:
Selling, shipping and general and administrative	8,496,666	4,980,704
Loss from operations	(4,849,520)	(4, 335,841)

Other income (expense):
Discount received on settlement of payable to vendor	-	981,980
Interest income	119,220	56,953
Interest expense	(3,617,913)	(226,783)
	(3,498,693)	812,150
Loss before income taxes	(8,348,213)	(3,523,691)
State income taxes	5,064	6,181
Net loss	$(8,353,277)	$(3,529,872)
Net loss per share:
basic and diluted	$ (0.21)	$ (0.10)
Weighted average shares outstanding:
basic and diluted	38,954,128	36,001,544

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Due from Stockholders	Additional Paid-in Capital	Retained earnings (accumulated deficit)	Total
	No. Shares	Amount
Balance at December 31, 2004	28,500,000	2,850	(95,000)	2,203,150	590,929	2,701,929
Shares and warrants issued for cash	1,500,000	150	-	229,850	-	230,000
Outstanding and treasury shares of House of Taylor Jewelry, Inc. at date of merger	3,753,801	376	-	499,624	-	500,000
Additional shares issued	3,000,000	300	-	5,999,700	-	6,000,000
Distributions	-	-	-	(2,114,936)	-	(2,114,936)
Reduction of amount due from stockholders	-	-	95,000	-	-	95,000
Net proceeds from sale of Units in private placement	1,523,980	152	-	5,648,510	-	5,648,662
Shares issued for services	7,500	1	-	22,499	-	22,500
Warrants issued for services	-	-	-	128,384	-	128,384
Net loss for the year ended December 31, 2005	-	-	-	-	(3, 529,872)	(3,529,872)

Balance at December 31, 2005	38,285,281	3,829	-	12,616,781	(2,938,943)	9,681,667
Warrants issued for services	-	-	-	311,094	-	311,094
Stock based compensation	-	-	-	334,877	-	334,877
Exercise of warrants	5,000	1	-	749	-	750
Cashless exercise of warrants	1,036,010	104	-	(104)	-	-
Shares issued for interest	38,862	4	-	126,491	-	126,495
Shares issued for services	34,000	3	-	68,297	-	68,300
Beneficial conversion feature	-	-	-	2,842,125	-	2,842,125
Net loss for the year ended December 31, 2006	-	-	-	-	(8,353,277)	(8,353,277)
Balance at December 31, 2006	39,399,153	$3,941	-	$16,300,310	$(11,292,220)	$5,012,031

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005
Operating Activities:
Net loss	$(8,353,277)	($3,529,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,002,055	629,132
Amortization of debt issuance costs	2,679,975	-
Write down of inventory to net realizable value	-	485,500
Warrants issued for services	311,094	128,384
Stock based compensation	334,877	-
Stock issued for interest	126,495	-
Stock issued for services	68,300	-
Increase in allowance for bad debts and returns	500,749	117,788
Changes in assets and liabilities:
Accounts receivable	(21,985,029)	(559,397)
Inventory	(7,140,792)	(1,592,215)
Prepaid expenses, etc	(209,392)	(283,731)
Deposits	(317)	(10,000)
Accounts payable	23,403,180	(728,908)
Accrued expenses	39,879	409,475
Deferred rent expense	1,569	8,000
Net cash used in operating activities	(9,220,634)	(4,925,844)
Investing activities:
Additions to property and equipment	(72,509)	(71,542)
Cash acquired at recapitalization	-	500,000
Acquisition of intellectual property	-	(150,000)
Payment of note issued for intellectual property	-	(125,000)
Net cash (used in) provided by investing activities	(72,509)	153,458
Financing activities:
Increases (decrease) in line of credit	(2,005,911)	1,405,911
Cash restricted as collateral for line of credit	2,000,000	(2,000,000)
Issuance of convertible notes, net of costs	10,359,902
Proceeds from sale of units	-	5,671,161
Issuance of common stock and warrants	750	230,000
Increase (decrease) in loans receivable from stockholders	-	95,000
Increase (decrease) in advance to affiliate	-	56,450
Increase (decrease) in loan from stockholder	(442,479)	(421,379)
Distributions, less non cash distributions	-	(447,450)
Net cash provided by financing activities	9,912,262	4,589,693
Net increase (decrease) in cash	619,119	(182,693)
Cash and cash equivalents at beginning of year	1,070,163	1,252,856
Cash and cash equivalents at end of year	$1,689,282	$1,070,163

Supplemental cash flow information:
Cash paid during period for:
Interest	$487,313	$196,323
Income taxes	$3,200	$6,180
Non-cash investing and financing activities:
Debt issued for purchase of intellectual property	-	$125,000
Shares issued for license agreement	-	$6,000,000
Warrants issued for services	$311,094	$128,384
Shares issued for services	$68,300	$22,500
Shares issued for interest	$126,495	-
Note issued in payment of distributions	-	$1,667,486

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

House of Taylor Jewelry, Inc.

Notes To Consolidated Financial Statements

1.

Organization and business

In May 2005, House of Taylor Jewelry, Inc. (a Nevada corporation, formerly Nurescell Inc. – an inactive development stage company – “the Company” or “HOTJ”) issued 30,000,000 shares of its common stock in exchange for 100% of the outstanding common stock of House of Taylor Jewelry, Inc. (a California corporation) which changed its name to Global Jewelry Concepts, Inc. (“Global”). The Company’s balance sheet at the date of the exchange consisted principally of cash. As a result, the shareholders of Global owned approximately 90% of the Company’s outstanding common stock. For accounting purposes the transaction has been treated as a recapitalization with Global as the acquirer and the statements of operations and cash flows consist of those of Global’s operating subsidiary, Techline Jewelry, Inc. (“Techline”). Techline was organized in November 2001 in California and designed and distributed fine jewelry principally to wholesale and retail companies in the United States.  Nurescell, Inc. had a fiscal year end of March 31. Following the transaction the Company adopted the calendar fiscal year end of Global, which is the accounting acquirer.

Global was organized in May 2005 and its stockholders consisted of Interplanet Productions, Ltd. (“Interplanet”), Sandbox Jewelry, LLC (“Sandbox”), and the former stockholders of Techline. Global entered into an exclusive licensing agreement with Interplanet, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. The licensing agreement provides the Company with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture, market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. Global also entered into an exclusive licensing agreement with Sandbox, a subsidiary of Kathy Ireland Worldwide. By adding this license, the Company combined branding and creative resources in fine jewelry design to serve jewelry retailers with an array of unique creations marketed under the House of Taylor® Jewelry and Kathy Ireland® brands. The Company’s license with Sandbox is limited principally to North America and does not cover watches or costume jewelry. Ms. Ireland leads design direction for her own collections and serves as an “Ambassador for House of Taylor Jewelry” under the direction of Dame Elizabeth Taylor.

Upon satisfaction of a contingency set forth in the merger agreement between Nurescell and HOTJ, the Company issued an additional 2,000,000 shares to Interplanet and 1,000,000 shares to Sandbox. The Company determined that these shares should be capitalized as costs associated with the license agreements.

Under the aforementioned licensing agreements, the Company has developed multiple new product lines including bridal, diamond basics, fashion and pearls to market under its Elizabeth Taylor and Kathy Ireland brands. These products will be sold through retail channels ranging from specialty couture jewelry retailers, independent jewelry stores, large chain jewelry and department store retailers. Our current jewelry sales are primarily to specialty couture and independent jewelry retailers and our loose diamond sales are to both retailers and wholesalers.

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss in 2006 of $8,353,277, and has an accumulated deficit of approximately $11.3 million as of December 31, 2006. The Company used approximately $9.2 million of cash in operations during the year ended December 31, 2006. In 2007, approximately $3.9 million of our convertible notes will be payable.  Such principal payments may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock.  Our first principal payment, was paid in common stock on April 2, 2007 as more fully described in Note 13.

The Company is evaluating its cash needs and existing and forecasted cash utilization rate and plans to raise additional debt or equity capital in the short term to provide funding for ongoing future operations.  No  assurances  can be given that the  Company will be successful  in  obtaining  additional  capital,  or that  such  capital  will be available on terms acceptable to the Company.  This raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its products successfully.  The accompanying financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if the Company is unable to continue as a going concern.

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

Comprehensive Income (Loss)

For the years ended December 31, 2006 and 2005 comprehensive income consists only of net income and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per Share Information

Basic income (loss) per share are determined by dividing the net loss by the weighted average shares of common stock outstanding during the period. Diluted income per share would be determined by dividing the net income by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Stock options and warrants outstanding of 4,847,628 and 4,141,378 have been excluded from the calculation of loss per share at December 31, 2006 and 2005 because the effect would be anti-dilutive.

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

The Company follows the guidance provided by EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” in recording the sales of loose diamonds as gross revenue.  The Company acts as the principal in each transaction, takes title to the diamonds and bears the delivery, collection and return risks.  Also, the Company determines the pricing, adds value by branding and has discretion in supplier selection.

Advertising Costs

All advertising costs are expensed as incurred and charged to operations within Selling, shipping, general and administrative expenses. Such costs were approximately $447,000 and $390,000 for the years ended December 31 2006 and 2005, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2006 there was approximately $710,000 held in a time deposit account that matured weekly and at December 31, 2005, there was approximately $1,000,000 held in a time deposit account that matured monthly included in cash and cash equivalents. The Company maintains its cash in bank deposits, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash and cash equivalents were collateral for the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash, note receivable, note payable, accounts payable and other accrued liabilities approximate fair value due to either their short-term nature or interest rates which approximate market rates.

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

Concentrations of Credit Risk

The Company grants credit in the normal course of business to its customers and periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.  In 2006, the Company has offered extended terms to certain of its customers in order to achieve greater penetration and visibility in key markets.

The Company’s management reviews receivables on an ongoing basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of previously written off receivables are recorded when received. No interest is charged on past due accounts.  The allowance for doubtful accounts has been increased in 2006 due to sales to new customers with which the Company has less historical experience.

An allowance for returns is provided based on an ongoing review of returns and management’s expectation of returns based on their evaluation of current business conditions. The Company does not have a general policy of allowing customers to return products, but accepts returns where the customer concurrently purchases additional products or where the Company considers the likelihood of collection to be remote.

Allowances are adjusted on a quarterly basis based on the above review and analysis. The allowances for doubtful accounts and returns are as follows:

	December 31,
	2006	2005
Allowance for doubtful accounts	$110,693	$ 22,024
Allowance for sales returns	757,844	345,764
	$868,537	$367,788

At December 31, 2006 and 2005, the allowance for returns was increased substantially because the Company saw the necessity of accepting returns of mostly non-branded products that were not part of our core HOTJ jewelry collections. This accommodation is made for jewelry retailers who are making concurrent purchases of branded products, have established long-term relationships with the Company and intend to continue as authorized House of Taylor Jewelry retailers.

In the third quarter of 2006, HOTJ launched an initiative to increase sales of branded loose diamonds to the wholesale trade at a minimal markup in order to expand the channels for the distribution and sale of our products, and to increase market penetration and brand awareness.  Total loose diamond sales for the year ended December 31, 2006, to both wholesalers and retailers, totaled approximately $22.4 million.  As an incentive to those customers who purchased in the third quarter, we offered extended payment terms on the mark-up that we charged on loose diamond sales and will allow a credit for the amount of the markup at the time it is due if the value has not yet been recognized by the marketplace.  We have established a reserve for these amounts of approximately $191,000, which is included in the allowance for sales returns at December 31, 2006. The sales of the diamonds are final and returns are not accepted.

Sales to customers that represented 10% or more of the Company’s sales for the years ended December 31, 2006 and 2005 are as follows (as a percentage of sales):

Customer	2006	2005
A	33.0%	-
B	11.0%	-
C	11.0%	-
D	<10%	10.3%

Receivables from customers which represented 10% or more of the Company’s receivables at December 31, 2006 and 2005 are as follows:

Customer	2006	2005
A	40%	-
B	14%	-
C	14%	-
D	<10%	22.9%

At December 31, 2006, approximately $18.2 million of accounts receivable was related to the sale of diamonds to wholesalers.

Costs and Expenses

Cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs. Our inventory management, fulfillment, freight out and insurance costs are included in selling, shipping, general and administrative expense. Freight out is charged to the customer and is recorded as revenue.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Minor replacements, maintenance and repairs are expensed. Depreciation is provided on the straight-line basis over the estimated useful life (five to seven years) of the related assets.

Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.  We sell jewelry and gemstones to retailers and wholesalers.  We have no other segment which meets the quantitative thresholds for reportable segments.

Income Taxes

The Company is organized as a “C” Corporation.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the balance sheet and for operating losses. In evaluating the realizability of net deferred tax assets, the Company will take into account a number of factors, primarily relating to the Company’s ability to generate taxable income. The Company has recorded a deferred tax asset attributable to the net operating losses for the years ended December 31, 2006.  The Company has recorded a 100% valuation reserve as it is not more likely than not that the deferred asset will be realized.

Stock Based Compensation

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

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method. In accordance with SFAS 123R, the Company recognized compensation expense in 2006 related to stock options granted to directors based on compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate.  There were no share based payments granted in the year ended December 31, 2006.

Under the modified-prospective-transition method, results for the prior periods have not been restated.

As a result of adopting Statement 123(R), the company's income before income taxes and net income for the year ended December 31, 2006 are $334,877 lower, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 are the same as if the company had continued to account for share-based compensation under Opinion 25.

Had compensation cost for the options issued been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS No. 123, (see Note 10 for assumptions used in determining fair value.)  the Company’s net loss and net loss per share for the year ended December 31, 2005 would have been increased to the pro forma amounts indicated below:

2005
Net loss:
As reported	$(3,529,872)
Total stock based employee compensation expense determined under fair value method for all awards	308,438
Pro forma net loss	$(3,838,310)

Net loss per share, basic and diluted:
As reported:	$ (0.10)
Pro forma	$ (0.11)

The following table summarizes activity for options during the year ended December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Balance, beginning of year	325,000	$5.37	-	-
Granted during the year	-	-	325,000	$5.37
Balance, end of the year	325,000	$5.37	325,000	$5.37
Exercisable, end of the year	175,000	$4.99	91,000	$2.61

The weighted average remaining contractual life for the options outstanding at December 31, 2006 is 8.3 years. The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options exercisable at December 31, 2006 is $2.42.The weighted average fair value of options granted during the year ended December 31, 2005 and exercisable at December 31, 2005 is $2.33. As of December 31, 2006, all stock options, vested and non-vested, had no intrinsic value, as their exercise price exceeded the current market price of the Company’s common stock.

Long-lived Assets

The Company evaluates long-lived assets whenever events or changes in business circumstances or the planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of assets are impaired primarily based on comparison to undiscounted expected future cash flows. If the comparison indicates that impairment exists, the impaired asset is written down to its fair value. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.  The Company concluded that there was no impairment of its long-lived assets at December 31, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have any impact on the Company’s financial condition or results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-07, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” (“ EITF 06-07”). EITF 06-07 affects convertible debt issuers with previously bifurcated conversion options that no longer require separate derivative accounting under SFAS 133. EITF 06-07 states that when a previously bifurcated conversion option no longer requires separate accounting, the issuer shall disclose (1) a description of the change causing the conversion option to no longer require bifurcation and (2) the amount of the derivative liability reclassified to shareholders’ equity. EITF 06-07 is effective for interim and annual periods beginning after December 15, 2006.  The Company does not expect EITF 06-07 to have any impact on the Company’s financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not expect SFAS No. 158 to have any impact on the Company’s financial condition or results of operations.

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

In July 2006, the FASB published FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is evaluating the potential impact of this FIN on its financial position and results of operations and cash flows

In March 2006, the FASB issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have any impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance of FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB

155 is not expected to have a material impact on the Company's consolidated financial statements. The Company is evaluating the potential impact of this new pronouncement on its financial position and results of operations and cash flows.

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

3.

Property & Equipment

Property and equipment consists of:

		December 31,
	Useful lives	2006	2005
Computer equipment	5 years	$ 39,041	$ 28,711
Furniture and machinery	5 – 7 years	208,819	149,040
Leasehold improvements	5 years	54,884	52,484
		302,744	230,235
Accumulated depreciation		107,349	56,788
		$195,395	$173,447

Depreciation expense was for the years ended December 31, 2006 and 2005 was $50,561 and $35,594, respectively.

4.

Intangible Assets

Intangible assets consist of:

	December 31,
	2006	2005
License agreements	$6,000,000	$6,000,000
Intellectual property	275,000	275,000
	6,275,000	6,275,000
Accumulated amortization	1,545,031	593,538
	$4,729,969	$5,681,462

Amortization expense of intangible assets for the years ended December 31, 2006 and 2005 was $951,494 and $593,538, respectively.

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

Estimated amortization expense related to these intangible assets for the next five years and all years thereafter is as follows:

Year Ending December 31,

2007	$ 951,494
2008	951,494
2009	951,494
2010	951,494
2011	923,993
$ 4,729,969

5.

Line of credit

Through July 2005, the line of credit provided for maximum borrowings based on a percentage of eligible receivables and inventory up to a maximum borrowing of $1,500,000. The loan agreement required, among other things, that the Company maintain tangible net worth of not less than $2,000,000 and that it maintain a specified debt to net worth ratio.

In July 2005, the bank increased the maximum borrowings to $2,000,000 (collateralized by the Company’s time deposit of that amount), removed the above requirements and guarantees and subordinations and extended the term of the line until August 2006. At December 31, 2005, borrowings bear interest at 8.4%. On January 4, 2006, the Company repaid and closed its line of credit of $2,000,000.

6.

 Major Vendors and Accounts Payable

During the year ended December 31, 2006, our five largest suppliers accounted for $29,311,000 or 85% of the Company’s total product purchases. One of these suppliers, from which we purchase most of our loose diamonds, accounted for $20,800,000 or 60% of total purchases.

At December 31, 2006, this diamond vendor made up $20,000,000 or 80% of our accounts payable.

During the year ended December 31, 2005, our largest six suppliers accounted for $4,100,000 or 87% of the Company’s total product purchases. Each of these suppliers accounted for 10% or more of total purchases.

At December 31, 2005, three of these vendors comprised $729,000 or 58% of our accounts payable.

7.

Senior Secured Convertible Notes

In May 2006, the Company entered into a series of agreements pursuant to a private placement transaction providing for, among other things, the issuance of senior convertible notes (“Notes”) and warrants to purchase shares of the Company’s $.0001 par value per share common stock.

On May 12, 2006 the Company issued notes in the aggregate principal amount of $11,660,000 and Series A Warrants to purchase up to 2,186,250 shares of the Company’s Common Stock.  The net proceeds of the issuance totaled approximately $10.3 million after direct placement costs of approximately $1.3 million. The notes are convertible into 2,915,000 shares of HOTJ’s common stock at any time at the option of the holders at an initial conversion price of $4.00 per share, subject to adjustment. The notes can be converted at the Company’s option if certain criteria are satisfied.  The Company also entered into a Security Agreement that grants the holders of the Notes a first priority security interest in all of the Company’s assets.

The Notes bear interest at 9.75% payable quarterly, in arrears, and have an initial conversion price of $4.00. The conversion price is subject to adjustment if: (i) the Company fails to meet a Sales Threshold as shown on the following table; and (ii) the Average Market Price on the applicable date is less than $5.00.  The Sales Thresholds and dates are:

Sales Threshold	Date
$14,000,000 for the three fiscal quarters ending	September 30, 2006
$30,000,000 for the year ending	December 31, 2006
$45,000,000 for the year ending	December 31, 2007

The Company exceeded the Sales Threshold for the three fiscal quarters ended September 30, 2006.  Sales for the year ended December 31, 2006 totaled $31.8 million (including $22.4 million of loose diamond sales) and, accordingly, the Sales Threshold for that period was met.

The Series A Warrants have an initial exercise price of $5.00 per share, a term of 60 months and became exercisable on November 12, 2006. The Company also issued Series B Warrants to purchase up to 947,375 shares of the Company's Common Stock and Series C Warrants to purchase up to 1,894,750 shares of the Company's Common Stock.  The Series B Warrants and Series C Warrants are not initially exercisable and only become exercisable upon the occurrence of certain conditions, including the Company causing a conversion of the Notes.

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

The principal amount of the notes is to be repaid in nine quarterly installments, based on the principal outstanding at the time of the payment, beginning on April 1, 2007.  Such principal payments may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to pay an installment of principal will be valued at the lower of the current Conversion Price or the Company Conversion Price which is equal to 85% of the Average Market Price as defined in the Notes.  Under certain conditions, if the Average Market Price equals or exceeds $5.50 per share then the principal payment that is due is deferred until the maturity date of the notes. The first principal payment was paid in shares of common stock as more fully described in Note 13.

Interest is due quarterly, starting on July 1, 2006. The interest rate is 9.75% per annum. All or a portion of the accrued and unpaid interest may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to make an interest payment will be valued at the lower of the conversion price or 85% of the Average Market Price on the applicable interest payment date.  At December 31, 2006, interest payable of $13,650 and $270,562 are included in accounts payable and accrued expenses, respectively.

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

The Company is accounting for the Series A warrants, issued in connection with the note, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”. The warrant liability was valued at $3,804,075 on the warrant issuance date and adjusted at December 31, 2006 in accordance with EITF 00-19 which requires the liability to be adjusted to fair value at each reporting period.  At December 31, 2006, the warrant liability was valued at $3,804,075.  The Company used the Black-Scholes model to value the liability.  The assumptions used at May 12, 2006 and December 31, 2006 included expected volatility of 58.9% and 95.9% and a risk free interest rate of 5.00% and 4.53%, respectively.

The discount attributable to the issuance date intrinsic value of the conversion option and the fair value of the warrants, totaling $6.6 million, is being amortized using the effective interest method over the term of the note.  During the year ended December 31, 2006, $2,241,505 of this discount was amortized to expense.  For financial statement presentation purposes, the discount is allocated between current and non-current on a pro rata basis.

The components of convertible notes, net are as follows:

	Current	Non-Current
Principal amount of notes	$ 3,886,667	$7,773,333
Less discount	(1,468,233)	(2,936,464)
Net carrying value	$ 2,418,434	$4,836,869

 In connection with the financing arrangement, the Company incurred financing costs of $1.3 million. The total financing costs were capitalized and are being amortized over the life of the note using the effective interest method. During the year ended December 31, 2006, $438,470 of the capitalized financing costs were amortized to expense.

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

8.

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

The Company entered into a registration rights agreement with the investors in the private placement that required the Company file a registration statement with the Securities and Exchange Commission (“SEC”) with respect to these securities within the specified period from closing of the transaction. On February 14, 2006, the SEC declared the Company’s registration statement filed on Form SB-2 effective. The registration rights agreement required the payment of liquidated damages in an amount equal to 1.5% of the amount invested for each 30-day period beyond December 31, 2005 until the SEC declared the registration statement to be effective. The amount of damages due to the investors under this agreement was approximately $97,000. Under the registration rights agreement as amended February 13, 2006, the Company was permitted to pay these damages with unregistered shares of the Company’s common stock.  The Company issued 19,431 shares in settlement of the amount due.

9.

Commitments and Contingencies

On June 29, 2005, the Company entered a Fulfillments Agreement. The services provided under the agreement commenced during the quarter ended September 30, 2005. The agreement provided for services to be provided to the Company, consisting of warehousing, inspecting, shipping, billing, collecting and other services. The fulfillment house was entitled to a commission of 5% on all House of Taylor products sold by its sales people. Further, the agreement also provided that the Company be paid a distribution fee for products included in the Company’s line which were manufactured and sold by the fulfillment vendor. Through December 31, 2005, sales of these products were billed and recorded as revenue by the Company and the amount due to the fulfillment house was recorded as cost of goods sold. Substantially all of our warehousing, inspection, shipping, and customer service for our bridal jewelry categories, were conducted on our behalf through November 3, 2005, by this fulfillment vendor. The parties mutually terminated this agreement on an amicable basis and the Company has, by mutual agreement since November 2005, handled all fulfillment services in house.

The Company has employment agreements with three officers providing for aggregate minimum annual compensation of $580,000 through 2012.

The Company is the licensee under agreements with affiliates which provide for the payment of royalties on products sold. Royalty rates range from 0.05% to 10% depending on the brand and product sold. The licenses are for seven years (renewable for two additional seven year terms under certain circumstances) and provide for targeted royalties over the initial term of approximately $15,500,000. The licenses can be terminated by the Licensors for a number of reasons including failure to reach certain sales targets resulting in less than anticipated royalties, if our Chief Executive Officer or our VP of Design are no longer associated with the Company, and if the Company is sold or merges.  During the years ended December 31, 2006 and 2005, the Company incurred $569,679 and $204,055 of royalty expense, respectively, under these licenses.

In the normal course of the Company’s business operations, the Company has entered into operating leases for office space and a vehicle.

Future payments, by year, under these operating leases and service agreements are as follows:

2007	$ 190,604
2008	195,224
2009	39,087
Total	$ 424,915

10.

Related party transactions

In connection with the merger in May 2005, the shareholders of Techline Jewelry, Inc. received distributions which included a note for $1,365,090 (and collateralized by a security interest in the assets of the subsidiary, subject to the first security interest held by a bank) payable over three years with interest at 8% a year. Further, the shareholders agreed to repurchase any of the accounts receivable at May 20, 2005 that remained outstanding over a specified period. As of December 31, 2006, the note has been reduced approximately $41,000 by accounts receivable so repurchased and other adjustments. The shareholders also loaned the Company $302,396, payable on demand with interest at 8% a year. This loan was repaid during the year ended December 31, 2005.

In March 2004, the Company entered a lease for its office space lease which provides for minimum annual rent starting at $123,000 a year, increasing 3% per year through March 2009. A stockholder has guaranteed payments under the lease.

During the year ended December 31, 2006 the Company incurred $569,679 of royalty expense to related parties.  At December 31, 2006 there were prepaid royalties due to related parties of $175,229 included in prepaid expense and $50,000 of marketing fees due to related parties included in accrued expenses.

During the year ended December 31, 2005, the Company incurred $204,055 of royalty expense to related parties.  At December 31, 2005, there was $51,707 of royalties due to related parties included in accounts payable and $100,000 of marketing fees due to related parties included in accrued expenses.

During the years ended December 31, 2006 and 2005, incurred marketing expense of $143,500 and $60,073, respectively, to related parties.

During the years ended December 31, 2006 and 2005, the Company recorded sales of $946,410 and $23,698 to related parties, respectively.

At December 31, 2006 and 2005, accounts receivable included $203,839 and $23,385 due from related parties, respectively.

Certain affiliates of the Company each invested $125,000, for an aggregate amount of $375,000, in our offering of convertible notes in May 2006.  Interest payable to these affiliates of $3,047 and $6,094 is included in accounts payable and accrued expenses, respectively, at December 31, 2006.

11.

Warrants

At December 31, 2006, there are outstanding warrants for the purchase of common stock as follows:

Date of issue	Warrants	Exercise price	First exercisable	Expiration date
5/20/2005	275,000	$1.00	5/20/2006	5/20/2009
5/20/2005	125,000	$3.50	5/16/2005	5/16/2008
5/20/2005	40,000	$1.00	5/20/2005	5/20/2009
5/20/2005	40,000	$1.00	1/1/2006	5/20/2009
8/12/2005	1,523,980	$7.00	8/12/2005	8/12/2010
8/12/2005	152,398	$7.00	8/12/2005	8/12/2010
11/8/2005	30,000	$7.05	12/7/2005	12/7/2010
11/8/2005	30,000	$7.05	1/7/2006	12/7/2010
11/8/2005	30,000	$7.05	2/7/2006	12/7/2010
11/8/2005	30,000	$7.05	3/7/2006	12/7/2010
11/8/2005	30,000	$7.05	4/7/2006	12/7/2010
11/8/2005	30,000	$7.05	5/7/2006	12/7/2010
5/12/2006	2,186,250
	4,522,628

12.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the balance sheet and for operating losses.  In evaluating the realizability of net deferred tax assets, the Company will take into account a number of factors, primarily relating to the Company’s ability to generate taxable income.  The Company has recorded a deferred tax asset attributable primarily to the net operating losses for the year ended December 31, 2006 and the seven months ended December 31, 2005, respectively, and has provided a valuation allowance in the same amount as it is more likely than not that the asset will be not be realized.

The reconciliation of income tax provision computed at federal statutory rates to income tax expense (benefit) is as follows:

	For the year Ended December 31, 2006	For the seven months ended December 31, 2005
Statutory rate	35.0%	35.0%
State tax	8.84%	5.7%
Change in valuation allowance	(43.84%)	(40.7%)
Effective tax (expense) benefit rate	0.0%	0.0%

At December 31, 2006, the Company had a net operating loss carryforward, for federal and state income tax purposes, of approximately $7,700,000.  This net operating loss carryforward, if not utilized to reduce taxable income in future periods, will expire between 2015 and 2026.

The significant components of the current deferred tax asset at December 31, 2006 are as follows:

	2006	2005
Operating loss for the year ended December 31,	$ 3,662,076	$1,436,658
Non-cash interest expense	(982,675)	-
Non-deductible amortization expense	(397,041)	(117,463)
Increase in bad debt allowance	(38,872)	-
Expenses paid with options and warrants	(283,194)	-
Other	(12,182)	-
Deferred tax benefit for year ended December 31,	1,948,112	1,319,195
Valuation allowance (100%)	(1,948,112)	(1,319,195)
Deferred tax asset, net	$ -	$ -

13.

Subsequent Events

Related Party Note Payable

On January 11, 2007, the Company issued a promissory note for $1,000,000 to a related party.  The note is due on demand and bears interest at 8%, payable quarterly.

Note Conversion

On February 21, 2007, two holders of the Company’s convertible notes converted their entire note holdings for a total of $1,500,000 in the aggregate.  The Company issued 375,000 common shares upon the conversion and paid approximately $180,000 of Make-Whole Amounts as defined in the notes.

On April 2, 2007, two holders of the Company’s convertible notes converted the remaining balances of their notes totaling of $88,889 in the aggregate.  The Company issued 22,224 common shares upon the conversion.  The noteholders waived their rights to the Make-Whole Amount as defined in the notes.

Strategic Alliance

In March 2007, the Company entered into an agreement with Fine Diamonds LLC/Festdiam Cutting Works (“Fine”), a Sightholder of the Diamond Trading Company (DTC), the sales and marketing arm of the De Beers Group of Companies. The agreement calls for Fine to offer the Company preferred pricing and terms on its purchases of diamonds, both certified and uncertified, in the grades, ranges and sizes that the Company has historically purchased.

The Company will issue 100,000 shares of common stock to a principal of Fine in 2007 as consideration for services rendered in connection with establishing and promoting the relationship to date, and as a further incentive to aid the Company in broadening its wholesale and retail distribution of branded and unbranded diamonds.

Beginning with 2008, and for each subsequent calendar year that the Company and Fine elect to continue this relationship, HOTJ expects to  issue 50,000 shares of common stock at June 30 and again at December 31,  provided that the Company purchases at least $10,000,000 from Fine during each six month period ending on such dates. If the purchases during the first six months are less than $10,000,000 but the total purchases for the calendar year equal at least $20,000,000, then HOTJ will nevertheless issue the further share amount to equal an aggregate of 100,000 shares of HOTJ stock for that calendar year.

While the parties intend for the agreement to have an initial term of five years the arrangement may be modified or canceled by either party upon thirty days notice.

Engagement of Strategic Advisor

In March 2007, the Company engaged Financo, Inc. as its strategic and transactional advisor.  The Company expects Financo will assist it with developing strategic plans that may include adding channels of distribution for the Company’s current and new product lines, expanding its brands overseas and evaluating new licensing and sub-licensing opportunities.

Initial Installment Payment of Convertible Notes

On April 2, 2007, the Company paid the first principal payment of $1,087,222 and accrued interest of $238,509 on its convertible notes by issuing a total of 542,416 shares of common stock.  The Company Conversion Price (as defined in the notes) was $2.44.  In accordance with the terms of the notes, five of our affiliated noteholders elected to defer the payment of $41,666 of principal and $9,141 of interest due to them on April 2, 2007 until March 31, 2009.