Form 10QSB
period 2007-03-31
House of Taylor Jewelry, Inc.
filed 2007-05-18
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 0-25377

HOUSE OF TAYLOR JEWELRY, INC.

(Exact name as specified in its charter)

Nevada	33-0805583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9200 Sunset Blvd., Suite 425 West Hollywood, California (Address of principal executive office)	90069 (Zip Code)

Registrant’s telephone number:  (310) 860-2660

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No (  )

As of May 18, 2007, the registrant had 40,338,793 shares of common stock issued and outstanding.

House of Taylor Jewelry, Inc.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and

 December 31, 2006

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)

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

Item 5.               Other Information

Item 6.               Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$1,532,088	$1,689,282
Accounts receivable - trade, net of allowance of $1,376,055 and $868,537, respectively (includes $244,475 and $203,839 due from related parties, respectively)	22,246,252	23,753,813
Inventory, net of allowance of $31,377	13,290,293	10,445,045
Deferred debt issuance costs	470,380	574,416
Prepaid expenses, includes prepaid royalties to related parties of $228,953 and $175,229, respectively	1,060,720	500,423
Total current assets	38,599,733	36,962,979
Property and equipment, less accumulated depreciation	236,582	195,395
Intellectual property - related party, less accumulated amortization	190,208	201,667
License agreements - related party, less accumulated amortization	4,301,887	4,528,302
Deferred debt issuance costs, net of current portion	182,550	287,209
Deposits	20,582	20,582
Total Assets	$43,531,542	$42,196,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	26,728,299	24,705,118
Accrued expenses (includes $50,000 and $50,000 due to related parties, respectively)	986,951	569,566
Deferred rent expense	31,765	34,569
Current portion of convertible notes payable, including $111,912 and $77,780 due to related parties, respectively	3,032,073	2,418,434
Note payable – related party, subordinated	1,000,000	-
Current portion of notes payable - related parties, subordinated	558,974	570,834
Total current liabilities	32,338,062	28,298,521

Convertible notes payable, less current portion, including $139,890 and $155,560 due to related parties, respectively	3,790,091	4,836,869
Notes payable - related parties, less current portion, subordinated	146,808	244,638
Warrant liability	3,694,763	3,804,075
Total Liabilities	39,969,724	37,184,103

Stockholders’ equity:
Preferred stock - $.0001 par value, 1,000,000 shares authorized, – 0 – issued and outstanding	-	-
Common Stock - $.0001 par value, 2,000,000,000 shares authorized, 39,774,153 and 39,399,153 issued and outstanding, respectively	3,978	3,941
Additional paid-in capital	17,844,335	16,300,310
Accumulated deficit	(14,286,495)	(11,292,220)
Total stockholders’ equity	3,561,818	5,012,031
Total liabilities and stockholders’ equity	$43,531,542	$42,196,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2007	2006

Net sales (includes $510,383 and $56,153, respectively, of sales to related parties)	$4,524,078	$1,366,403

Cost of goods sold	4,020,366	1,356,066
Gross profit	503,712	10,337

Expenses:
Selling, shipping and general and administrative	1,878,194	1,997,232
Loss from operations	(1,374,482)	(1,986,895)

Other income (expense):
Interest income	8,344	5,143
Gain on change in warrant liability	109,312	-
Interest expense	(1,737,449)	(124,065)
	(1,619,793)	(118,922)

Net loss	$(2,994,275)	$(2,105,817)

Net loss per share: basic and diluted	$(0.08)	$(0.06)
Weighted average shares outstanding: Basic and diluted	39,532,486	38,285,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2007

(Unaudited)

	No. of shares	Common Stock	Additional Paid-in Capital	Retained earnings (Accumulated deficit)	Total

Balance at December 31, 2006	39,399,153	$3,941	$16,300,310	$(11,292,220)	$5,012,031

Conversion of notes	375,000	37	1,499,963	-	1,500,000

Stock based compensation	-	-	44,062	-	44,062

Net loss for the three months ended March 31, 2007	-	-	-	(2,994,275)	(2,994,275)

Balance at March 31, 2007	39,774,153	$3,978	$17,844,335	$(14,286,495)	$3,561,818

The accompanying notes are an integral part of the condensed consolidated financial statements

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net loss	$(2,994,275)	$(2,105,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,343	249,388
Increase (reduction) of allowance for bad debts and returns	283,133	(344,340)
Non-cash amortization of costs of the convertible notes	1,275,556	-
Change in fair value of warrant liability	(109,312)	-
Stock based compensation	44,062	96,938
Warrants issued for services	-	252,064
Changes in assets and liabilities:
Accounts receivable	1,224,428	1,173,400
Inventory	(2,845,248)	439,834
Prepaid expenses	(560,297)	(139,668)
Accounts payable	2,023,181	(405,264)
Accrued liabilities	417,385	259,573
Deferred rent expense	(2,804)	980
Net cash used in by operating activities	(990,848)	(522,912)

Investing activities:
Additions to property and equipment	(56,656)	(22,070)
Net cash used in investing activities	(56,656)	(22,070)

Financing activities:
Proceeds from note payable – related party	1,000,000	-
Increase (decrease) in loan from stockholder	(109,690)	25,159
Cash released from restriction as collateral	-	2,000,000
Decrease in line of credit	-	(2,005,911)
Net cash provided by financing activities	890,310	19,248

Net decrease in cash	(157,194)	(525,734)

Cash and cash equivalents at beginning of period	1,689,282	1,070,163

Cash and cash equivalents at end of period	$1,532,088	$544,429

Supplemental disclosure of cash flow information:
Cash payments for interest	$483,334	$5,911
Issuance of 375,000 common shares for the conversion of $1.5 million of Convertible Notes	$1,500,000	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2007

1. Organization and description of business

House of Taylor Jewelry, Inc. (a Nevada corporation, formerly Nurescell Inc. – an inactive development stage company – “the Company” or “HOTJ”)  was organized in May 2005 and its stockholders consisted of Interplanet Productions, Ltd. (“Interplanet”), Sandbox Jewelry, LLC (“Sandbox”), and the former stockholders of Techline. HOTJ entered into an exclusive licensing agreement with Interplanet, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. The licensing agreement provides the Company with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture, market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. HOTJ also entered into an exclusive licensing agreement with Sandbox, a subsidiary of Kathy Ireland Worldwide. By adding this license, the Company combined branding and creative resources in fine jewelry design to serve jewelry retailers with an array of unique creations marketed under the House of Taylor® Jewelry and Kathy Ireland® brands. The Company’s license with Sandbox is limited principally to North America and does not cover watches or costume jewelry. Ms. Ireland leads design direction for her own collections and serves as an “Ambassador for House of Taylor Jewelry” under the direction of Dame Elizabeth Taylor.

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

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of approximately $3.0 million and $8.4 million for the first three months ended March 31, 2007 and the year ended December 31, 2006, respectively and has an accumulated deficit of approximately $14.3 million as of March 31, 2007. The Company used approximately $1.0 million and $9.2 million of cash in operations for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. During the next 12 months, approximately $4.5 million of our convertible notes are due.  Such principal payments may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock.  Our first principal payment was paid in common stock on April 2, 2007 as more fully described in Note 3.

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

2.  Significant accounting policies

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These statements should be read in conjunction with the historical statements for the years ended December 31, 2006 and 2005 included in the Company’s Annual Report on Form 10-KSB dated April 16, 2007.

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

Comprehensive income (loss)

For the three months ended March 31, 2007, comprehensive income consists only of net loss and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per share information

Basic earnings (loss) per share are determined by dividing the net earnings or loss by the weighted average shares of common stock outstanding during the period. Diluted earnings or loss per share are determined by dividing the net earnings or loss by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Stock options and warrants outstanding of 4,847,628 and 4,141,378 at March 31, 2007 and 2006, respectively, have been excluded from the calculation of loss per share because the effect would be anti-dilutive.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. There were approximately $719,000 and $710,000 held in a time deposit account that matured weekly on March 31, 2007 and December 31, 2006, respectively. The Company maintains its cash in bank deposits, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Allowance for Doubtful Accounts and Sales Returns

The Company grants credit in the normal course of business to its customers and periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.  Since 2006, the Company has offered extended terms to certain of its customers in order to achieve greater penetration and visibility in key markets.

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

An allowance for returns is provided based on an ongoing review of returns and management’s expectation of returns based on their evaluation of current business conditions. The Company generally accepts returns when the customer concurrently purchases additional products or where the Company considers the likelihood of collection to be remote.

Allowances are adjusted on a quarterly basis based on the above review and analysis. The allowances for doubtful accounts and returns are as follows:

	March 31, 2007	December 31, 2006
Allowance for doubtful accounts	$173,755	$110,693
Allowance for sales returns	1,202,300	757,844
	$1,376,055	$868,537

In the third quarter of 2006, HOTJ launched an initiative to increase sales of branded loose diamonds to the wholesale trade at a minimal markup in order to expand the channels for the distribution and sale of our products, and to increase market penetration and brand awareness.  Total loose diamond sales for the year ended December 31, 2006, to both wholesalers and retailers, totaled approximately $22.4 million.  As an incentive to those customers who purchased in the third quarter, we offered extended payment terms on the mark-up that we charged on loose diamond sales and will allow a credit for the amount of the markup at the time it is due if the value has not yet been recognized by the marketplace.  We have established a reserve for these amounts of approximately $191,000, which is included in the allowance for sales returns for both March 31, 2007 and December 31, 2006. The sales of the diamonds are final and returns are not accepted.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning on or after January 1, 2006.  The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.

No stock options were granted during the three months ended March 31, 2007 or March 31, 2006. The following table summarizes activity for options during the three months ended March 31, 2007:

	Number of Shares	Weighted Avg. Exercise Price
Balance, January 1, 2007	325,000	$5.37
Granted during the period	-	-
Exercised during the period	-	-
Balance, March 31, 2007	325,000	$5.37
Exercisable at March 31, 2007	175,000	$4.99

The weighted average remaining contractual life for the options outstanding at December 31, 2006 is 8.1 years. The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options exercisable at March 31, 2007 is $2.42.  As of March 31, 2007, all stock options, vested and non-vested, had no intrinsic value, as their exercise price exceeded the current market price of the Company’s common stock.

Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months ended March 31, 2007 and 2006. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006, was approximately $44,000 and $97,000, respectively. As of March 31, 2007, approximately $159,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 18 months.

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes.  The implementation of FIN 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards. Due to our net operating loss carryforward position, the impact of uncertain tax positions, if any, would not be material.  The Company is subject to audit by the IRS and California Franchise Tax Board since its organization in May 2005.

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

3.  Senior Secured Convertible Notes

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

Interest is due quarterly, starting on July 1, 2006. The interest rate is 9.75% per annum. All or a portion of the accrued and unpaid interest may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to make an interest payment will be valued at the lower of the conversion price or 85% of the Average Market Price on the applicable interest payment date.  At March 31, 2007, interest payable of $247,650 is included in accrued expenses.

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

The Company is accounting for the Series A warrants, issued in connection with the note, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”. The warrant liability was valued at $3,804,075 on the warrant issuance date.   In accordance with EITF 00-19, the value of the warrant has been recorded as a liability subject to marked-to-market revaluation at each period end.  At March 31, 2007 and December 31, 2006, the warrant liability was valued at $3,694,763 and $3,804,075, respectively.  The Company recorded a gain on the change in warrant liability of $109,312. The Company uses the Black-Scholes model to value the liability.  The assumptions used at May 12, 2006, December 31, 2006 and March 31, 2007 included expected volatility of 58.9%, 95.9% and 91.6% and a risk free interest rate of 5.00%, 4.53% and 4.48%, respectively.

The discount attributable to the issuance date intrinsic value of the conversion option and the fair value of the warrants, totaling approximately $6.6 million, is being amortized using the effective interest method over the term of the note.  During the three months ended March 31, 2007, $1,067,000 of this discount was amortized to expense.  For financial statement presentation purposes, the discount is allocated between current and non-current on a pro rata basis.

The components of convertible notes, net are as follows:

	Current	Non-Current
Principal amount of notes	$ 4,515,556	$ 5,644,444
Less discount	(1,483,483)	(1,854,353)
Net carrying value	$ 3,032,073	$ 3,790,091

 In connection with the financing arrangement, the Company incurred financing costs of $1.3 million. The total financing costs were capitalized and are being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2007, approximately $209,000 of the capitalized financing costs were amortized to expense.

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

4.

Commitments

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

5.   Related party transactions

In connection with the merger in May 2005, the shareholders of Techline Jewelry, Inc. received distributions which included a note for $1,365,090 (and collateralized by a security interest in the assets of the subsidiary, subject to the first security interest held by a bank) payable over three years with interest at 8% a year. Further, the shareholders agreed to repurchase any of the accounts receivable at May 20, 2005 that remained outstanding over a specified period. As of March 31, 2007 and December 31, 2006, the amounts outstanding on the note are $705,781. Interest payable to the related party as of March 31, 2007 of $14,116 is included in accrued expenses. Interest payable to the related party as of December 31, 2006 of $16,309 is included in accounts payable.

On January 11, 2007, the Company issued a promissory note for $1,000,000 to a related party.  The note is due on demand and bears interest at 8%, payable quarterly.  Interest payable to the related party as of March 31, 2007 of $17,315 is included in accrued expenses.

In March 2004, the Company entered a lease for its office space lease which provides for minimum annual rent starting at $123,000 a year, increasing 3% per year through March 2009. A stockholder has guaranteed payments under the lease.

During the three months ended March 31, 2007 and 2006, the Company incurred $110,151 and $45,800 of royalty expense to related parties.  At March 31, 2007 and December 31, 2006, there were prepaid royalties due to related parties of $228,953 and $175,229 included in prepaid expense and $50,000 and $50,000 of marketing fees due to related parties included in accrued expenses.

At March 31, 2007 and December 31, 2006, accounts payable included $54,625 relating to minimum payments for royalties due to related parties.

During the three months ended March 31, 2007 and 2006 the Company incurred marketing expense of $25,000 and $25,000, respectively, to related parties.

During the three months ended March 31, 2007 and 2006, the Company recorded sales of $510,383 and $56,153 to related parties, respectively.

At March 31, 2007 and December 31, 2006, accounts receivable included $244,475 and $203,839 due from related parties, respectively.

Certain affiliates of the Company each invested $125,000, for an aggregate amount of $375,000, in our offering of convertible notes in May 2006.  Interest payable to these affiliates of $9,141 is included in accrued expenses at March 31, 2007.  Interest payable to these affiliates of $3,047 and $6,094 is included in accounts payable and accrued expenses, respectively, at December 31, 2006.

6.

Subsequent Event

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

Note Conversion

On April 2, 2007, two holders of the Company’s convertible notes converted the remaining balances of their notes totaling of $88,889 in the aggregate.  The Company issued 22,224 common shares upon the conversion and expensed the related unamortized discounts.  The noteholders waived their rights to the Make-Whole Amount as defined in the notes.  The Company has determined that the conversion resulted in a substantial modification due to the waiver of the Make-Whole provision and, in accordance with Emerging Issues Task Force EITF Issue 96-19 Debtor’s Accounting for a Modification or Exchange of Debt, the conversion will be accounted for as an extinguishment of debt.  There were no fees paid in connection with the conversion.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Management considers its success in developing new products, and channels to market them, under the Elizabeth Taylor and Kathy Ireland brands to be critical challenges. We are implementing a business model that involves having our products manufactured according to our designs and specifications and marketing fine jewelry products under our Elizabeth®, ET®, House of Taylor Jewelry®, and Kathy Ireland Jewelry® Exclusively for House of Taylor Jewelry, while leveraging the manufacturing resources, distribution and marketing infrastructures of some of the leading fine and fashion jewelry manufacturers in the world. Our Kathy Ireland specialty brands include J du J and The Quilts of Gees Bend. We currently sell our Kathy Ireland Collection jewelry lines primarily through independent jewelry stores, and plan to further expand distribution with non-competing products to department store retail channels.  The Kathy Ireland collections feature price points ranging from about $200 to $3,500. We target upper tier retail channels with our Elizabeth® and House of Taylor Jewelry® lines which feature price points ranging from about $3,000 to over $1 million. Each of these branded lines include products from various categories including diamond basics, loose diamonds, colored stones, bridal, and pearls. We have designed and completed more than 600 new products that comprise the Elizabeth®, House of Taylor Jewelry® and Kathy Ireland Jewelry® Collections.

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

Results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006

Net sales for the three months ended March 31, 2007 totaled $4,524,000, an increase of $3,158,000 or 231% from net sales of $1,366,000 for the three months ended March 31, 2006.  Of the increase, $2,727,000 were from sales of loose diamonds sold to increase market penetration and brand awareness.  Sales of our branded jewelry products increased $1,439,000 for the three months ended March 31, 2007 compared to the same period in 2006. Net sales for the three months ended March 31, 2007 also include $510,000 of related party sales as compared to $56,000 in the comparable period in 2006.  During the three months of March 31, 2007, management reduced the number of product offerings to focus on branded products and sold $700,000 of closeout merchandise at heavily discounted pricing.  During the three months of March 31, 2006, sales included $770,000 in closeout merchandise, primarily in our discontinued Mirabelle products.

Our cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.  Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense.

Gross profit for the three months ended March 31, 2007 totaled $504,000, an increase of $493,000 from a gross profit of $10,000 for the three months ended March 31, 2006.  Gross profit as a percentage of sales increased to 11.1% for the three months ended March 31, 2007 from .8% for the comparable period in 2006 due primarily to the increase in branded products. The gross profit margin was impacted by the sales of $2,727,000 in sales of loose diamonds to wholesale trade at margins of under five percent. Sales of $700,000 of closeout merchandise of heavily discounted products also impacted the gross profit margin.

Selling, shipping and general and administrative expenses were $1,878,000 for the three months ended March 31, 2007, compared to $1,997,000 for the three months ended March 31, 2006, a decrease of $119,000. As a percent of sales, selling, shipping and general and administrative expenses decreased from 146.2% for the three months ended March 31, 2006 to 41.5% for the three months ended March 31, 2007 due primarily to the increase in sales in 2007.  Advertising, marketing and selling expenses increased $222,000, including an increase in commissions and sales management expense of $102,000 due to the increase in sales.  Royalty expense to related parties increased $64,000, also driven by the increased sales. Expenses related to being a public company decreased by $30,000 as $49,000 of filing fees were incurred in the three months ended March 31, 2006 that were associated with the registration statement filed in 2006. $44,000 of non-cash compensation expense associated with options issued to our directors in 2005 was expensed in the three months ended March 31, 2007 as compared to $97,000 for the comparable period in 2006.  Professional fees decreased by $301,000 for the three months ended March 31, 2007 over the comparable period in 2006.  Payroll and related expense increased $79,000 for three months ended March 31, 2007 as compared to the comparable period in 2006. A reduction in other selling shipping and general and administrative expenses accounted for the balance of the decrease.

Interest expense was $1,737,000 for the three months ended March 31, 2007 compared to $124,000 for the same period last year. Of the interest expense for the three months ended March 31, 2007, $1,276,000 is non-cash expenses due to the amortization of costs of the convertible notes, and the balance is interest on the convertible notes and related party notes.

The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The decrease in the fair value of the warrant liability for the three months ended March 31, 2007 was $109,000 and is a result of the decrease in the trading value of our stock in the First Quarter of 2007.

The Company recorded no provision for income taxes for the three months ended March 31, 2007 and 2006 due to the net loss incurred in each period. On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes.  The implementation of FIN 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.

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

During the three months ended March 31, 2007, the Company used $991,000 for operations. The principal components of the cash used in operations included the net loss of $2,994,000 but this included $1,747,000 of non-cash expenses.  Inventory increased by $2,845,000 but was somewhat offset by an increase in accounts payable of $2,023,000, primarily due to the purchase of diamond inventory. Accounts receivable decreased by $1,224,000 due to lower sales in the first quarter versus the fourth quarter of 2006.

For the three months ended March 31, 2006, the Company used $523,000 for operations. The principal components of the cash used in operations included the net loss of $2,106,000, a reduction in the allowance for returns and bad debts of $344,000, and a decrease in accounts payable of $405,000.  These decreases were offset by a reduction of accounts receivable of $1,173,000, a decrease in inventory of $400,000, non-cash operating expenses of $598,000 and an increase in accrued liabilities of $260,000 consisting primarily of professional fees and the liquidated damages due to investors in our August 2005 private placement.

For the three months ended March 31, 2007, investing activities used $57,000 for the purchase of computer software and hardware and the acquisition of an additional safe.

Investing activities used $22,000 in the three months ended March 31, 2006 for the acquisition of additional safes.

For the three months ended March 31, 2007, financing activities provided $890,000.  We made payments on loans to shareholders of $110,000. On January 11, 2007, the Company issued a promissory note for $1,000,000 to a related party.

For the three months ended March 31, 2006, financing activities provided $19,000 consisting of an increase in notes payable to shareholder due to accrued interest of $25,000 and a decrease in our line of credit that exceeded the release of restricted cash by $6,000.

Critical Accounting Policies and Use of Estimates

For a discussion of our critical accounting policies, we refer you to the corresponding section in Part II, Item 6 of our 2006 Annual Report on Form 10-KSB filed on April 16, 2007, and to the footnote disclosures included in Part I, Item 1 of this report.

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

Item 3.

Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HOUSE OF TAYLOR JEWELRY, INC.

Dated: May 18, 2007	/s/ Jack Abramov
Jack Abramov Chief Executive Officer

Dated: May 18, 2007	/s/ Robert Rankin
Robert Rankin Chief Financial Officer (Principal Accounting Officer)