Form 10QSB
period 2007-06-30
House of Taylor Jewelry, Inc.
filed 2007-08-10
CIK 1069249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, the registrant had 40,338,793 shares of common stock issued and outstanding.

House of Taylor Jewelry, Inc.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
House of Taylor Jewelry, Inc.
Condensed Consolidated Balance Sheets
ASSETS
	June 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$1,577,963	$1,689,282
Accounts receivable - trade, net of allowance of $1,073,553 and $868,537, respectively (includes $100,751 and $203,839 due from related parties, respectively)	20,558,813	23,753,813
Inventory, net of allowance	10,010,629	10,445,045
Deferred debt issuance costs	396,471	574,416
Prepaid expenses (includes from related parties of $447,609 and $175,229, respectively)	993,168	500,423
Total current assets	33,537,044	36,962,979
Property and equipment, less accumulated depreciation	281,830	195,395
Intellectual property - related party, less accumulated amortization	178,749	201,667
License agreements - related party, less accumulated amortization	4,075,473	4,528,302
Deferred debt issuance costs, net of current portion	109,402	287,209
Deposits	20,582	20,582
Total Assets	$38,203,080	$42,196,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,893,177	$24,705,118
Accrued expenses (includes $237,942 and $50,000 due to related parties, respectively)	756,435	569,566
Deferred rent expense	33,650	34,569
Due to shareholder	300,000	-
Current portion of convertible notes payable, including $132,899 and $77,780 due to related parties, respectively	3,183,876	2,418,434
Note payable - related party, subordinated	1,000,000	-
Current portion of notes payable - related parties, subordinated	705,782	570,834
Total current liabilities	28,872,920	28,298,521

Convertible notes payable, less current portion, including $134,138 and $155,560 due to related parties, respectively	3,213,547	4,836,869
Notes payable - related parties, less current portion, subordinated	-	244,638
Warrant liability	1,071,262	3,804,075
Total Liabilities	33,157,729	37,184,103

Stockholders’ equity:
Preferred stock - $.0001 par value, 1,000,000 shares authorized, - 0 - issued and outstanding	-	-
Common Stock - $.0001 par value, 2,000,000,000 shares authorized, 40,338,793 and 39,399,153 issued and outstanding, respectively	4,035	3,941
Additional paid-in capital	19,302,962	16,300,310
Accumulated deficit	(14,261,646)	(11,292,220)
Total stockholders’ equity	5,045,351	5,012,031
Total liabilities and stockholders’ equity	$38,203,080	$42,196,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Net sales (includes $865,078 and $354,695, respectively, of sales to related parties in 2007 and $445,766 and $333,460, respectively, of sales to related parties in 2006)	$9,320,269	$3,848,238	$4,796,191	$2,481,835

Cost of goods sold	8,052,491	3,664,346	4,032,125	2,308,280
Gross profit	1,267,778	183,892	764,066	173,555

Expenses:
Selling, shipping and general and administrative	4,095,637	4,274,400	2,217,443	2,277,168
Loss from operations	(2,827,859)	(4,090,508)	(1,453,377)	(2,103,613)

Other income (expense):
Interest income	14,539	43,074	6,195	37,931
Change in fair value of warrant liability	2,732,812	2,557,915	2,623,500	2,557,915
Interest expense	(2,888,918)	(905,954)	(1,151,469)	(781,889)
	(141,567)	1,695,035	1,478,226	1,813,957

Net income (loss)	$(2,969,426)	$(2,395,473)	$24,849	$(289,656)

Net income (loss) per share:
Basic	$(0.07)	$(0.06)	$0.00	$(0.01)
Diluted	$(0.07)	$(0.06)	$0.00	$(0.01)

Weighted average shares outstanding:
Basic	39,931,628	38,394,543	40,326,383	38,728,399
Diluted	39,931,628	38,394,543	40,513,411	38,728,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2007

	No. of shares	Common Stock	Additional Paid-in Capital	Retained earnings (Accumulated deficit)	Total

Balance at December 31, 2006	39,399,153	$3,941	$16,300,310	$(11,292,220)	$5,012,031

Conversion of notes (Unaudited)	397,224	39	1,588,851	-	1,588,890

Share- based compensation (Unaudited)	-	-	88,125	-	88,125

Shares issued for principal and interest (Unaudited)	542,416	55	1,325,676		1,325,731

Net loss (Unaudited)	-	-	-	(2,969,426)	(2,969,426)

Balance at June 30, 2007 (Unaudited)	40,338,793	$4,035	$19,302,962	$(14,261,646)	$5,045,351

The accompanying notes are an integral part of the condensed consolidated financial statements

House of Taylor Jewelry, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net loss	$(2,969,426)	$(2,395,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	510,530	499,739
Increase (reduction) of allowance for bad debts and returns	305,959	(208,481)
Non-cash amortization of costs of the convertible notes	2,173,983	573,445
Change in fair value of warrant liability	(2,732,813)	(2,557,915)
Shares issued for services	-	42,700
Share-based compensation	88,125	193,876
Warrants issued for services	-	311,094
Warrants issued for interest	-	126,495
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,889,041	(483,770)
(Increase) decrease in inventory	434,416	(548,568)
Increase in prepaid expenses	(492,745)	(625,325)
Increase in interest receivable	-	(18,966)
Increase in deposits	-	(317)
Increase (decrease) in accounts payable	(1,811,941)	1,487,514
Increase (decrease) in accrued liabilities	725,379	(186,013)
Increase (decrease) in deferred rent expense	(919)	1,960
Net cash used in operating activities	(880,411)	(3,788,005)

Investing activities:
Additions to property and equipment	(121,218)	(28,088)
Net cash used in investing activities	(121,218)	(28,088)

Financing activities:
Proceeds from note payable - related party	1,000,000	-
Decrease in loan from stockholder	(109,690)	(334,939)
Issuance of convertible notes	-	11,660,000
Issuance costs of convertible notes	-	(1,300,098)
Cash released from restriction as collateral	-	2,000,000
Repayment of line of credit	-	(2,005,911)
Issuance of common stock and warrants	-	750
Net cash provided by financing activities	890,310	10,019,802

Net increase (decrease) in cash	(111,319)	6,203,709

Cash and cash equivalents at beginning of period	1,689,282	1,070,163

Cash and cash equivalents at end of period	$1,577,963	$7,237,872

Supplemental disclosure of cash flow information:
Cash payments for interest	$483,334	$180,156
Issuance of 397,224 common shares for the conversion of $1.6 million of Convertible Notes	$1,588,890	-
Issuance of 542,416 common shares for the conversion of $1.3 million of Convertible Notes	$1,325,731	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007

1. Organization and description of business

House of Taylor Jewelry, Inc. (a Nevada corporation, formerly Nurescell Inc. - an inactive development stage company - “the Company” or “HOTJ”) was organized in May 2005 and its stockholders consisted of Interplanet Productions, Ltd. (“Interplanet”), Sandbox Jewelry, LLC (“Sandbox”), and the former stockholders of Techline. HOTJ entered into an exclusive licensing agreement with Interplanet, the marketing entity through which Dame Elizabeth Taylor brings her jewelry line of branded products to the marketplace. The licensing agreement provides the Company with the exclusive use of the House of Taylor Jewelry name and, subject to Interplanet’s approval, a broad, exclusive license to manufacture, market and enter into sublicense agreements for the manufacture and marketing of all categories of jewelry, including diamonds, colored stones, pearls, semiprecious stones, watches, costume jewelry and bridal adornment. HOTJ also entered into an exclusive licensing agreement with Sandbox, a subsidiary of Kathy Ireland Worldwide. By adding this license, the Company combined branding and creative resources in fine jewelry design to serve jewelry retailers with an array of unique creations marketed under the House of Taylor® Jewelry and Kathy Ireland® brands. The Company’s license with Sandbox is limited principally to North America and does not cover watches or costume jewelry. Ms. Ireland leads design direction for her own collections and serves as an “Ambassador for House of Taylor Jewelry” under the direction of Dame Elizabeth Taylor.

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

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $3.0 million and $8.4 million for the first six months ended June 30, 2007 and the year ended December 31, 2006, respectively, and has an accumulated deficit of approximately $14.3 million as of June 30, 2007. The Company used approximately $0.9 million and $9.2 million of cash in operations for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. During the next 12 months, approximately $4.5 million of our convertible notes are due. Such principal payments may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Our first principal payment was paid in common stock on April 2, 2007 and our second principal payment was paid in cash on July 2, 2007 as more fully described in Note 3.

The Company will continue to evaluate its cash needs and existing and forecasted cash utilization rate and expects to raise additional debt or equity capital in the short term to provide funding if needed for ongoing future operations. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its products successfully. The accompanying financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if the Company is unable to continue as a going concern.

2. Significant accounting policies

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These statements should be read in conjunction with the historical statements for the years ended December 31, 2006 and 2005 included in the Company’s Annual Report on Form 10-KSB filed on April 16, 2007.

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

Comprehensive income (loss)

For the three months and six months ended June 30, 2007, comprehensive income consists only of net loss and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per share information
Basic earnings (loss) per share are determined by dividing the net earnings or loss by the weighted average shares of common stock outstanding during the period. Diluted earnings or loss per share are determined by dividing the net earnings or loss by the weighted average shares of common stock outstanding plus the dilutive effects of stock options, warrants and shares underlying conversion of Notes. Stock options, warrants and shares underlying conversion of Notes outstanding of 7,258,980 and 4,141,378 at June 30, 2007 and 2006, respectively, have been excluded from the calculation of loss per share for the six months ended June 30, 2007 and the three and six months ended June 30, 2006 because the effect would be anti-dilutive.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. Approximately $710,000 was held in a time deposit account that matured weekly on December 31, 2006. There were no monies held in a time deposit account as of June 30, 2007. The Company maintains its cash in bank deposits, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Allowances are adjusted on a quarterly basis based on the above review and analysis. The allowances for doubtful accounts and returns are as follows:

	June 30, 2007	December 31, 2006
Allowance for doubtful accounts	$196,581	$110,693
Allowance for sales returns	876,972	757,844
	$1,073,553	$868,537

In the third and fourth quarter of 2006, HOTJ launched an initiative to increase sales of branded loose diamonds to the wholesale trade at a minimal markup in order to expand the channels for the distribution and sale of our products, and to increase market penetration and brand awareness. Total loose diamond sales for the year ended December 31, 2006, to both wholesalers and retailers, totaled approximately $22.4 million. As an incentive to those customers who purchased in the third and fourth quarter, we offered extended payment terms on the mark-up that we charged on loose diamond sales and will allow a credit for the amount of the markup at the time it is due if the value has not yet been recognized by the marketplace. We have established a reserve for these amounts of approximately $191,000, which is included in the allowance for sales returns for both June 30, 2007 and December 31, 2006. The sales of the diamonds are final and returns are not accepted.

Accounting for Share-Based Compensation

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

No stock options were granted during the three and six months ended June 30, 2007 and 2006. The following table summarizes activity for options during the six months ended June 30, 2007:

	Number of Shares	Weighted Avg. Exercise Price
Balance, January 1, 2007	325,000	$5.37
Granted during the period	-	-
Exercised during the period	-	-
Balance, June 30, 2007	325,000	$5.37
Exercisable at June 30, 2007	175,000	$4.99

The weighted average remaining contractual life for the options outstanding at June 30, 2007 is 7.8 years. The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options exercisable at June 30, 2007 is $2.42. As of June 30, 2007, all stock options, vested and non-vested, had no intrinsic value, as their exercise price exceeded the current market price of the Company’s common stock.

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months ended June 30, 2007 and 2006. Share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2007 and 2006, was approximately $44,000 and $97,000, respectively. Share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2007 and 2006, was approximately $88,000 and $194,000, respectively. As of June 30, 2007, approximately $115,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 15 months.

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The implementation of FIN 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards. Due to our net operating loss carryforward position, the impact of uncertain tax positions, if any, would not be material. The Company is subject to audit by the IRS and California Franchise Tax Board since its organization in May 2005.

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

Interest is due quarterly, starting on July 1, 2006. The interest rate is 9.75% per annum. All or a portion of the accrued and unpaid interest may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to make an interest payment will be valued at the lower of the conversion price or 85% of the Average Market Price on the applicable interest payment date. At June 30, 2007, interest payable of $228,123 is included in accrued expenses.

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

Upon review of EITF 00-19, paragraphs 12 - 32, the Company concluded that all applicable requirements for equity treatment were met, including the Company having sufficient authorized shares to issue the maximum number required under the note provisions and the potential liquidated damages under the registration rights agreement being limited to 10%, which is less than a reasonable estimate of the discount between the FMV of registered and unregistered shares.

The intrinsic value of the conversion option in the notes totaling $2.8 million was calculated in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and recorded as additional paid in capital and a corresponding reduction of the carrying value of the note.

The Company is accounting for the Series A warrants, issued in connection with the note, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” since there is a possibility that they could be net cash settled in the event of a Fundamental Transaction which could be out of the control of the company. The warrant liability was valued at $3,804,075 on the warrant issuance date. In accordance with EITF 00-19, the value of the warrant has been recorded as a liability subject to marked-to-market revaluation at each period end. At June 30, 2007 and December 31, 2006, the warrant liability was valued at $1,071,262 and $3,804,075, respectively. The Company recorded a gain on the change in the fair value of the warrant liability of $2,732,812 for the six months ended June 30, 2007. The Company uses the Black-Scholes model to value the liability. The assumptions used at May 12, 2006, December 31, 2006 and June 30, 2007 included expected volatility of 58.9%, 95.9% and 88.5% and a risk free interest rate of 5.00%, 4.53% and 5.03%, respectively.

The discount attributable to the issuance date intrinsic value of the conversion option and the fair value of the warrants, totaling approximately $6.6 million, is being amortized using the effective interest method over the term of the note. During the three months and six months ended June 30, 2007, $751,000, and 1,818,000, respectively, of this discount was amortized to expense. For financial statement presentation purposes, the discount is allocated between current and non-current on a pro rata basis.

The components of convertible notes, net as of June 30, 2007 are as follows:

	Current	Non-Current
Principal amount of notes	$4,471,111	$4,512,778
Less discount	(1,287,235)	(1,299,231)
Net carrying value	$3,183,876	$3,213,547

In connection with the financing arrangement, the Company incurred financing costs of $1.3 million. The total financing costs were capitalized and are being amortized over the life of the note using the effective interest method. During the three months and six months ended June 30, 2007, approximately $147,000 and $356,000 respectively, of the capitalized financing costs were amortized to expense.

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

On April 2, 2007, the Company paid the first principal payment of $1,087,222 and interest of $238,509 on its convertible notes by issuing a total of 542,416 shares of common stock. The Company Conversion Price (as defined in the notes) was $2.44. In accordance with the terms of the notes, five of our affiliated noteholders elected to defer the payment of $41,666 of principal and $9,141 of interest due to them on April 2, 2007 until March 31, 2009.

On April 2, 2007, two holders of the Company’s convertible notes converted the remaining balances of their notes totaling of $88,889 in the aggregate. The Company issued 22,224 common shares upon the conversion and expensed the related unamortized discounts. The noteholders waived their rights to the Make-Whole Amount as defined in the notes. The Company has determined that the conversion resulted in a substantial modification due to the waiver of the Make-Whole provision and, in accordance with Emerging Issues Task Force EITF Issue 96-19 Debtor’s Accounting for a Modification or Exchange of Debt, the conversion was accounted for as an extinguishment of debt. There were no fees paid in connection with the conversion.

On July 2, 2007, the Company paid the second principal payment totaling $1,016,667 and accrued interest of $198,250 on its convertible notes. In accordance with the terms of the Notes, eight of our affiliated noteholders elected to defer the payment of $101,111 of principal and $20,432 of interest due to them on April 2, 2007 for 30 to 90 days.

4.  Commitments

In March 2007, the Company entered into an agreement with Fine Diamonds LLC/Festdiam Cutting Works (“Fine”), a Sightholder of the Diamond Trading Company (DTC), the sales and marketing arm of the De Beers Group of Companies. The agreement calls for Fine to offer the Company preferred pricing and terms on its purchases of diamonds, both certified and uncertified, in the grades, ranges and sizes that the Company has historically purchased. The Company may issue 100,000 shares of common stock to a principal of Fine in 2007 as consideration for services rendered in connection with establishing and promoting the relationship to date, and as a further incentive to aid the Company in broadening its wholesale and retail distribution of branded and unbranded diamonds. Beginning with 2008, and for each subsequent calendar year that the Company and Fine elect to continue this relationship, HOTJ expects to  issue 50,000 shares of common stock at June 30 and again at December 31,  provided that the Company purchases at least $10,000,000 from Fine during each six month period ending on such dates. If the purchases during the first six months are less than $10,000,000 but the total purchases for the calendar year equal at least $20,000,000, then HOTJ will nevertheless issue the further share amount to equal an aggregate of 100,000 shares of HOTJ stock for that calendar year. While the parties intend for the agreement to have an initial term of five years the arrangement may be modified or canceled by either party upon thirty days notice.

In March 2007, the Company engaged Financo, Inc. as its strategic and transactional advisor. The Company expects Financo will assist it with developing strategic plans that may include adding channels of distribution for the Company’s current and new product lines, expanding its brands overseas and evaluating new licensing and sub-licensing opportunities.

5.  Related party transactions

In connection with the merger in May 2005, the shareholders of Techline Jewelry, Inc. received distributions which included a note for $1,365,090 (and collateralized by a security interest in the assets of the subsidiary, subject to the first security interest held by a bank) payable over three years with interest at 8% a year. Further, the shareholders agreed to repurchase any of the accounts receivable at May 20, 2005 that remained outstanding over a specified period. As of June 30, 2007 and December 31, 2006, the amounts outstanding on the note are $705,782. Interest payable to the related party as of June 30, 2007 of $28,231 is included in accrued expenses. Interest payable to the related party as of December 31, 2006 of $16,309 is included in accounts payable.

On January 11, 2007, the Company issued a promissory note for $1,000,000 to a related party. The note is due on demand and bears interest at 8%, payable quarterly. Interest payable to the related party as of June 30, 2007 of $37,260 is included in accrued expenses.

In March 2004, the Company entered a lease for its office space lease which provides for minimum annual rent starting at $123,000 a year, increasing 3% per year through March 2009. A stockholder has guaranteed payments under the lease.

During the three months ended June 30, 2007 and 2006, the Company incurred $36,687 and $92,900 of royalty expense to related parties. During the six months ended June 30, 2007 and 2006, the Company incurred $147,048 and $138,700 of royalty expense to related parties. At June 30, 2007 and December 31, 2006, there were prepaid royalties due to related parties of $447,609 and $175,229 included in prepaid expense and $100,000 and $50,000 of marketing fees due to related parties included in accrued expenses, respectively.

At June 30, 2007 and December 31, 2006, accounts payable included $70,250 relating to minimum payments for royalties due to related parties.

During the three months ended June 30, 2007 and 2006 the Company incurred marketing expense of $25,000 and $25,000, respectively, to related parties. During the six months ended June 30, 2007 and 2006 the Company incurred marketing expense of $50,000 and $50,000, respectively, to related parties

During the three months ended June 30, 2007 and 2006, the Company recorded sales of $354,695 and $333,460 to related parties, respectively. During the six months ended June 30, 2007 and 2006, the Company recorded sales of $865,078 and $445,766 to related parties, respectively.

At June 30, 2007 and December 31, 2006, accounts receivable included $100,751and $203,839 due from related parties, respectively.

Certain affiliates of the Company each invested $125,000, for an aggregate amount of $375,000, in our offering of convertible notes in May 2006. Interest payable to these affiliates of $9,141 is included in accrued expenses at June 30, 2007. Interest payable to these affiliates of $3,047 and $6,094 is included in accounts payable and accrued expenses, respectively, at December 31, 2006.

6. Subsequent Event

Second Installment Payment of Convertible Notes

On July 2, 2007, the Company paid the second principal payment totaling $1,016,667 and accrued interest of $198,250 on its convertible notes. In accordance with the terms of the Notes, eight of our affiliated noteholders elected to defer the payment of $101,111 of principal and $20,432 of interest due to them on April 2, 2007 for 30 to 90 days.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Management considers its success in developing new products, and channels to market them, under the Elizabeth Taylor and Kathy Ireland brands to be critical challenges. We are implementing a business model that involves having our products manufactured according to our designs and specifications and marketing fine jewelry products under our Elizabeth®, ET®, House of Taylor Jewelry®, and Kathy Ireland Jewelry® Exclusively for House of Taylor Jewelry, while leveraging the manufacturing resources, distribution and marketing infrastructures of some of the leading fine and fashion jewelry manufacturers in the world. Our Kathy Ireland specialty brands include J du J, ACafe and The Quilts of Gees Bend. We currently sell our Kathy Ireland Collection jewelry lines primarily through independent jewelry stores, and plan to further expand distribution with non-competing products to department store retail channels. The Kathy Ireland collections feature price points ranging from about $200 to $3,500. We target upper tier retail channels with our Elizabeth® and House of Taylor Jewelry® lines which feature price points ranging from about $3,000 to over $1 million. Each of these branded lines include products from various categories including diamond basics, loose diamonds, colored stones, bridal, and pearls. We have designed and completed more than 600 new products that comprise the Elizabeth®, House of Taylor Jewelry® and Kathy Ireland Jewelry® Collections.

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

Results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006

Net sales for the three months ended June 30, 2007 totaled $4,796,000, an increase of $2,314,000 or 93.3% from net sales of $2,482,000 for the three months ended June 30, 2006. Of the increase, $2,739,000 resulted from sales of loose diamonds sold to increase market penetration and brand awareness. Sales of our Kathy Ireland and Elizabeth branded jewelry products increased $264,000 for the three months ended June 30, 2007 compared to the same period in 2006, while the HOTJ branded jewelry product decreased $730,000. Net sales for the three months ended June 30, 2007 also include $355,000 of related party sales as compared to $333,000 in the comparable period in 2006. During the three months of June 30, 2006, sales included $90,000 in closeout merchandise, primarily in our discontinued Mirabelle products.

Our cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.  Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense.

Gross profit for the three months ended June 30, 2007 totaled $764,000, an increase of $590,000 from a gross profit of $174,000 for the three months ended June 30, 2006. Gross profit as a percentage of sales increased to 15.9% for the three months ended June 30, 2007 from 7.0% for the comparable period in 2006. The increase in gross profit margin resulted from the increase in the Kathy Ireland and Elizabeth branded products but was partially offset by the sales of $3,529,000 of loose diamonds to wholesale trade for the three months ended June 30, 2007 at margins of under five percent. Gross profit as a percentage of sales for the three months ended June 30, 2006 was impacted by sales of closeout merchandise of approximately $90,000 at current carrying value, sales of loose diamonds of $790,000, and the introduction of branded products at low margins.

Selling, shipping and general and administrative expenses were $2,217,000 for the three months ended June 30, 2007, compared to $2,277,000 for the three months ended June 30, 2006, a slight decrease of $60,000. As a percent of sales, selling, shipping and general and administrative expenses decreased from 91.8% for the three months ended June 30, 2006 to 46.2% for the three months ended June 30, 2007 due primarily to the increase in sales and decrease in expenses for the three months ended June 20, 2007. Advertising, marketing and selling expenses increased $62,000 for the three months ended June 30, 2007 including an increase in commissions and sales management expense of $110,000 due to the increase in sales. Royalty expense to related parties decreased $55,000. Expenses related to being a public company decreased by $86,000. Non-cash compensation expense of $44,000 associated with options issued to our directors in 2005 was expensed in the three months ended June 30, 2007 as compared to $97,000 for the comparable period in 2006. Professional fees increased by $108,000 for the three months ended June 30, 2007 over the comparable period in 2006. Payroll and related expense increased $118,000 for three months ended June 30, 2007 as compared to the comparable period in 2006. Travel and entertainment expenses decreased $78,000 for three months ended June 30, 2007 as compared to the comparable period in 2006. A decrease in other selling, shipping and general and administrative expenses accounted for the balance of the decrease.

Interest expense was $1,151,000 for the three months ended June 30, 2007 compared to $781,000 for the same period last year. Of the interest expense for the three months ended June 30, 2007, $898,000 is non-cash expenses due to the amortization of costs of the convertible notes, and the balance is interest on the convertible notes and related party notes.

The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The decrease in the fair value of the warrant liability for the three months ended June 30, 2007 was $2,624,000 and is a result of the decrease in the trading value of our stock in the Second Quarter of 2007.

The Company recorded no provision for income taxes for the three months ended June 30, 2007 and 2006 due to the net loss incurred for the six months ended June 30, 2007 and 2006. On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The implementation of FIN 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.

Results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006

Net sales for the six months ended June 30, 2007 totaled $9,320,000, an increase of $5,472,000 or 142.2% from net sales of $3,848,000 for the six months ended June 30, 2006. Of the increase, $5,831,000 resulted from sales of loose diamonds sold to increase market penetration and brand awareness. Sales of our branded jewelry products increased $620,000 for the six months ended June 30, 2007 compared to the same period in 2006. Net sales for the six months ended June 30, 2007 also include $865,000 of related party sales as compared to $446,000 in the comparable period in 2006. During the First Quarter of 2007, management reduced the number of product offerings to focus on branded products and sold $700,000 of closeout merchandise at heavily discounted pricing. During the six months of June 30, 2006, sales included $787,000 in closeout merchandise, primarily in our discontinued Mirabelle products which were sold at their current carrying value which is lower than their original cost.

Our cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.  Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense.

Gross profit for the six months ended June 30, 2007 totaled $1,268,000, an increase of $1,084,000 from a gross profit of $184,000 for the six months ended June 30, 2006. Gross profit as a percentage of sales increased to 13.6% for the six months ended June 30, 2007 from 4.8% for the comparable period in 2006. The increase in gross profit margin resulted from the increase in the Kathy Ireland and Elizabeth branded products but partially offset by the sales of $6,621,000 of loose diamonds to wholesale trade for the six months ended June 30, 2007 at margins of under five percent. Sales of $700,000 of closeout merchandise of heavily discounted products in the First Quarter of 2007 also impacted the gross profit margin for the six months ended June 30, 2007. Gross profit as a percentage of sales for the six months ended June 30, 2006 was impacted by sales of closeout merchandise of approximately $787,000 at current carrying value, sales of loose diamonds of $790,000, and the introduction of branded products at low margins.

Selling, shipping and general and administrative expenses were $4,095,000 for the six months ended June 30, 2007, compared to $4,274,000 for the six months ended June 30, 2006, a decrease of $179,000. As a percent of sales, selling, shipping and general and administrative expenses decreased from 111.1% for the six months ended June 30, 2006 to 43.9% for the six months ended June 30, 2007 due primarily to the increase in sales and decrease in expenses in 2007. Advertising, marketing and selling expenses increased $283,000, including an increase in commissions and sales management expense of $212,000 due to the increase in sales. Expenses related to being a public company decreased by $63,000 as $70,000 of filing fees were incurred in the six months ended June 30, 2006 that were associated with the registration statement filed in 2006. $88,000 of non-cash compensation expense associated with options issued to our directors in 2005 was expensed in the six months ended June 30, 2007 as compared to $194,000 for the comparable period in 2006. Professional fees decreased by $193,000 for the six months ended June 30, 2007 over the comparable period in 2006. Payroll and related expense increased $197,000 for six months ended June 30, 2007 as compared to the comparable period in 2006. Travel and entertainment expenses decreased $118,000 for six months ended June 30, 2007 as compared to the comparable period in 2006. A reduction in other selling shipping and general and administrative expenses accounted for the balance of the decrease.

Interest expense was $2,889,000 for the six months ended June 30, 2007 compared to $905,000 for the same period last year. Of the interest expense for the six months ended June 30, 2007, $2,174,000 is non-cash expenses resulted from the amortization of costs of the convertible notes, and the balance is interest on the convertible notes and related party notes.

The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The decrease in the fair value of the warrant liability for the six months ended June 30, 2007 was $2,732,000 and is a result of the decrease in the trading value of our stock in the First Half of 2007.

The Company recorded no provision for income taxes for the six months ended June 30, 2007 and 2006 due to the net loss incurred in each period. On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The implementation of FIN 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.

Liquidity and Capital Resources

Operations and liquidity needs are funded through cash flows from operations, debt and equity offerings, as the well as utilizing, when needed, borrowings under the Company’s various credit lines.

During the six months ended June 30, 2007, the Company used $880,000 for operations. The principal components of the cash used in operations included the net loss of $2,969,000, a decrease in accounts payable of $1,812,000, an increase in prepaid expenses and other expenses of $493,000 and a non-cash change in the fair value of the warrant liability of $2,732,000. These uses were offset by a decrease in accounts receivable of $2,889,000 due to lower sales in the first half of 2007 versus the fourth quarter of 2006, an increase in accrued liabilities of $725,000, a decrease in inventory of $434,000 and $3,079,000 of non-cash expenses

For the six months ended June 30, 2006, the Company used $3,788,000 for operations. The principal components of the cash used in operations included the net loss of $2,395,000, a reduction in the allowance for returns and bad debts of $208,000, increase of accounts receivable of $484,000, an increase in inventory of $549,000, an increase in prepaid expenses of $625,000, a decrease in accrued expenses of $186,000 and a change in the fair value of the warrant liability of $2,557,000. These decreases were offset by an increase in accounts payable of $1,488,000, non-cash operating expenses of $1,747,000.

For the six months ended June 30, 2007, investing activities used $121,000 for the purchase of computer software and hardware and the acquisition of an additional safe.

Investing activities used $28,000 in the six months ended June 30, 2006 for the acquisition of additional safes.

For the six months ended June 30, 2007, financing activities provided $890,000. On January 11, 2007, the Company issued a promissory note for $1,000,000 to a related party. On April 2, 2007, the Company paid the first principal payment of $1,087,222 and accrued interest of $238,509 on its convertible notes by issuing a total of 542,416 shares of common stock

For the six months ended June 30, 2006, financing activities provided approximately $10,020,000 consisting of the net proceeds of our convertible note offering of approximately $10,360,000 reduced by a decrease in notes payable to shareholder $335,000 and a decrease in our line of credit that exceeded the release of restricted cash by approximately $6,000.

On July 2, 2007, the Company paid the second principal payment totaling $1,016,667 and accrued interest of $198,250 on its convertible notes. In accordance with the terms of the Notes, eight of our affiliated noteholders elected to defer the payment of $101,111 of principal and $20,432 of interest due to them on April 2, 2007 for 30 to 90 days.

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

Item 3. Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management identified inherent limitations in its electronic data processing software and plans to replace its electronic data processing software during 2007.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

HOUSE OF TAYLOR JEWELRY, INC.

Dated: August 10, 2007	/s/ Jack Abramov
Jack Abramov Chief Executive Officer

Dated: August 10, 2007	/s/ Robert Rankin
Robert Rankin Chief Financial Officer (Principal Accounting Officer)