Form 10QSB
period 2007-09-30
House of Taylor Jewelry, Inc.
filed 2007-11-09
CIK 1069249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number 0-25377

HOUSE OF TAYLOR JEWELRY, INC.

(Exact name as specified in its charter)

Nevada	33-0805583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9200 Sunset Blvd., Suite 425 West Hollywood, California (Address of principal executive office)	90069 (Zip Code)

Registrant’s telephone number:  (310) 860-2660

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No (  )

As of November 9, 2007, the registrant had 46,458,535 shares of common stock issued and outstanding.

House of Taylor Jewelry, Inc.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and

 December 31, 2006

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)

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

Item 5.               Other Information

Item 6.               Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

House of Taylor Jewelry, Inc.

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$1,013,031	$1,689,282
Accounts receivable - trade, net of allowance of $2,427,328 and $868,537, respectively (includes $174,531 and $203,839 due from related parties, respectively)	21,153,122	23,753,813
Inventory, net of allowance	10,769,541	10,445,045
Deferred debt issuance costs	324,874	574,416
Prepaid expenses (includes from related parties of $500,159 and $175,229, respectively)	768,663	500,423
Total current assets	34,029,231	36,962,979
Property and equipment, less accumulated depreciation	266,062	195,395
Intellectual property - related party, less accumulated amortization	167,291	201,667
License agreements - related party, less accumulated amortization	3,849,057	4,528,302
Deferred debt issuance costs, net of current portion	55,034	287,209
Deposits	20,582	20,582
Total Assets	$38,387.257	$42,196,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,720,413	$24,705,118
Accrued expenses (includes $355,300 and $50,000 due to related parties, respectively)	1,649,145	569,566
Deferred rent expense	33,650	34,569
Current portion of convertible notes payable, including $162,733 and $77,780 due to related parties, respectively	3,457,422	2,418,434
Note payable – related party, subordinated	1,000,000	-
Current portion of notes payable - related parties, subordinated	608,012	570,834
Total current liabilities	32,468,642	28,298,521

Convertible notes payable, less current portion, including $120,834 and $155,560 due to related parties, respectively	2,567,230	4,836,869
Notes payable - related parties, less current portion, subordinated	-	244,638
Warrant liability	502,837	3,804,075
Total Liabilities	35,538,709	37,184,103

Stockholders’ equity:
Preferred stock - $.0001 par value, 1,000,000 shares authorized, – 0 – issued and outstanding	-	-
Common Stock - $.0001 par value, 2,000,000,000 shares authorized, 40,338,793 and 39,399,153 issued and outstanding, respectively	4,035	3,941
Additional paid-in capital	19,521,588	16,300,310
Accumulated deficit	(16,677,075)	(11,292,220)
Total stockholders’ equity	2,848,548	5,012,031
Total liabilities and stockholders’ equity	$38,387,257	$42,196,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

 Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006

Net sales (includes $1,424,647 and $559,569, respectively, of sales to related parties in 2007 and $514,146 and $68,380, respectively, of sales to related parties in 2006)	$14,199,719	$15,856,186	$4,879,450	$12,007,949

Cost of goods sold	12,536,604	14,713,161	4,484,113	11,048,815
Gross profit	1,663,115	1,143,025	395,337	959,134

Expenses:
Selling, shipping and general and administrative	6,487,581	6,160,828	2,391,944	1,887,228
Loss from operations	(4,824,466)	(5,017,803)	(1,996,607)	(928,094)

Other income (expense):
Interest income	14,539	105,064	-	61,989
Change in fair value of warrant liability	3,301,238	1,661,553	568,426	(896,362)
Interest expense	(3,876,166)	(2,263,009)	(987,248)	(1,357,055)
	(560,389)	(496,392)	(418,822)	(2,191,428)

Loss before income taxes	(5,384,855)	(5,514,195)	(2,415,429)	(3,119,522)
State income tax	-	800	-	-

Net loss	$(5,384,855)	$(5,514,995)	$(2,415,429)	$(3,119,522)

Net loss per share: basic and diluted	$ (0.13)	$ (0.14)	$ (0.06)	$ (0.08)
Weighted average shares outstanding: Basic and diluted	40,068,841	38,804,156	40,338,793	39,391,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2007

	No. of shares	Common Stock	Additional Paid-in Capital	Accumulated deficit	Total

Balance at December 31, 2006	39,399,153	$3,941	$16,300,310	$(11,292,220)	$5,012,031

Conversion of notes (Unaudited)	397,224	39	1,588,851	-	1,588,890

Share- based compensation (Unaudited)	-	-	306,751	-	306,751

Shares issued for principal and interest (Unaudited)	542,416	55	1,325,676	-	1,325,731

Net loss (Unaudited)	-	-	-	(5,384,855)	(5,384,855)

Balance at September 30, 2007 (Unaudited)	40,338,793	$4,035	$19,521,588	$(16,677,075)	$2,848,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net loss	$(5,384,855)	$(5,514,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	767,923	750,390
Increase of allowance for bad debts and returns, net	510,908	148,641
Non-cash amortization of costs of the convertible notes	2,943,844	1,626,709
Change in fair value of warrant liability	(3,301,238)	(1,661,553)
Shares issued for services	-	68,300
Share-based compensation	306,751	290,814
Warrants issued for services	-	311,094
Warrants issued for interest	-	126,495
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,041,904	(11,060,365)
(Increase) decrease in inventory	723,383	(3,286,216)
(Increase) in prepaid expenses	(268,240)	(534,153)
(Increase) in interest receivable	-	(470)
(Increase) in deposits	-	(317)
Increase in accounts payable	1,015,295	10,212,213
Increase (decrease) in accrued liabilities	1,318,089	(229,985)
Increase (decrease) in deferred rent expense	(919)	1,960
Net cash used in operating activities	(327,155)	(8,751,438)

Investing activities:
Additions to property and equipment	(124,969)	(34,071)
Net cash used in investing activities	(124,969)	(34,071)

Financing activities:
Proceeds from note payable – related party	1,000,000	-
Decrease in loan from stockholder	(207,460)	(442,479)
Issuance of convertible notes	-	11,660,000
Issuance costs of convertible notes	-	(1,300,098)
Decrease in convertible notes	(1,016,667)	-
Cash released from restriction as collateral	-	2,000,000
Repayment of line of credit	-	(2,005,911)
Issuance of common stock and warrants	-	750
Net cash provided by (used in) financing activities	(224,127)	9,912,262

Net increase (decrease) in cash	(676,251)	1,126,753

Cash and cash equivalents at beginning of period	1,689,282	1,070,163

Cash and cash equivalents at end of period	$1,013,031	$2,196,916

Supplemental disclosure of cash flow information:
Cash payments for interest	$709,814	$484,646
Issuance of 397,224 common shares for the conversion of $1.6 million of Convertible Notes	$1,588,890	-
Issuance of 542,416 common shares for the conversion of $1.3 million of Convertible Notes	$1,325,731	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

House of Taylor Jewelry, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

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

Under the aforementioned licensing agreements, the Company has developed multiple product lines including bridal, diamond basics, fashion and pearls to market under its Elizabeth Taylor and Kathy Ireland brands. These products are being sold through retail channels ranging from specialty couture jewelry retailers, independent jewelry stores, large chain jewelry and department store retailers. Our current jewelry sales are primarily to specialty couture and independent jewelry retailers and our loose diamond sales are to both retailers and wholesalers.

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of approximately $5.4 million and $8.4 million for the first nine months ended September 30, 2007 and the year ended December 31, 2006, respectively, and has an accumulated deficit of approximately $16.7 million as of September 30, 2007. The Company used approximately $0.3 million and $9.2 million of cash in operations for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

On October 12, 2007, the Company issued 6,119,737 units (“Units”) to certain institutional and other accredited investors at $0.95 per unit that resulted in gross proceeds to the Company of $5,813,750. Also, on October 12, 2007, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with New Stream Secured Capital, LP (“New Stream”) providing for an aggregate credit facility of $30 million, comprised of: (i) a $25,000,000 revolving credit note (“Revolving Note”); and (ii) a $5,000,000 term note (“Term Note”).   The Company used the proceeds from the private placement and initial borrowings under the Term and Revolving Notes to repay all of the outstanding senior secured convertible notes for $9.8 million and for working capital and other general corporate purposes.

The Company will continue to evaluate its cash needs and existing and forecasted cash utilization rate. The Company's continued existence is dependent upon either its ability to market and sell its products successfully and become profitable or to raise capital to provide funding if required for ongoing future operations.  No assurances can be given that the Company will become profitable or be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company.  The accompanying financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if the Company is unable to continue as a going concern.

2.  Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These statements should be read in conjunction with the historical statements for the years ended December 31, 2006 and 2005 included in the Company’s Annual Report on Form 10-KSB filed on April 16, 2007.

Estimates and Assumptions

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make  estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. The most significant estimates used in preparing the financial statements are those relating to the collectibility of receivables, the allowance for sales returns and the market value used in the valuation of inventory. Actual results could differ from those estimates.

Comprehensive Income (Loss)

For the three months and nine months ended September 30, 2007, comprehensive income consists only of net loss and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these financial statements.

Per Share Information

Basic earnings (loss) per share are determined by dividing the net earnings or loss by the weighted average shares of common stock outstanding during the period. Diluted earnings or loss per share are determined by dividing the net earnings or loss by the weighted average shares of common stock outstanding plus the dilutive effects of stock options, warrants and shares underlying conversion of Notes. Stock options, warrants and shares underlying conversion of Notes outstanding of 7,354,814 and 4,141,378 at September 30, 2007 and 2006, respectively, have been excluded from the calculation of loss per share for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 because the effect would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. Approximately $710,000 was held in a time deposit account that matured weekly on December 31, 2006. There were no monies held in a time deposit account as of September 30, 2007.  The Company maintains its cash in bank deposits, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

An allowance for sales returns is provided based on an ongoing review of returns, historical experience and management’s expectation of returns based on their evaluation of current business conditions. The Company generally accepts returns when the customer concurrently purchases additional products or where the Company considers the likelihood of collection to be remote.

Allowances are adjusted on a quarterly basis based on the above review and analysis. The allowances for doubtful accounts and sales returns are as follows:

	September 30, 2007	December 31, 2006
Allowance for doubtful accounts	$228,592	$110,693
Allowance for sales returns	2,198,736	757,844
	$2,427,328	$868,537

In the third and fourth quarter of 2006, HOTJ launched an initiative to increase sales of branded loose diamonds to the wholesale trade at a minimal markup in order to expand the channels for the distribution and sale of our products, to increase market penetration and brand awareness and to establish relationships with key diamond suppliers.  Total loose diamond sales for the year ended December 31, 2006, to both wholesalers and retailers, totaled approximately $22.4 million.  As an incentive to those customers who purchased in the third and fourth quarter, we offered extended payment terms on the mark-up that we charged on loose diamond sales and will allow a credit for the amount of the markup at the time it is due if the value has not yet been recognized by the marketplace.  We have established a reserve for these amounts of approximately $191,000, which is included in the allowance for sales returns for both September 30, 2007 and December 31, 2006. The sales of these diamonds are final and returns are not accepted.

Concentration Risk

The top two customers accounted for 26.4% and 12.7% of our revenues for the nine months ended September 30, 2007. During 2006, the top three customers accounted for 33.0%, 11.0% and 11.0% of our revenue.  The top two customers for the nine months ended September 30, 2007 were different customers than the top three customers of 2006.  The top two customers for the nine months ended September 30, 2007 and the top three customers for 2006 purchased loose diamonds from the Company.  While the loss of one of our top customers would have a substantial effect on our sales, the margins on loose diamonds are under 5% and therefore the loss would not have a substantial impact on our gross profit.  No other customer represents greater than 10% of our sales in either of these two periods.

The top three vendors account for 70.0%, 6.1% and 5.2% of the total accounts payables as of September 30, 2007.  The top three vendors are all diamond suppliers.  No other vendor accounted for over 5% of our accounts payables

Accounting for Share-Based Compensation

The Company’s 2007 Stock Compensation Plan (“Plan”) provides for grants of options up to 9,000,000 shares of common stock. Pursuant to the Plan, the Company may grant options to any directors, officers, employees and independent contractors of the Company. Stock options are granted at, or above, the fair market value of our stock. As of September 30, 2007, there were 8,325,000 options available for grant.

The following table summarizes activity for options during the nine months ended September 30, 2007:

	Number of Shares	Weighted Avg. Exercise Price
Balance, January 1, 2007	325,000	$5.37
Granted during the period	350,000	$.95
Exercised during the period	-	-
Balance, September 30, 2007	675,000	$3.08
Exercisable at September 30, 2007	466,667	$3.25

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

The Company uses the Black-Scholes option-pricing model for the determination of fair value of share-based payment awards on the date of grant. Using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock options exercise behaviors.

There were 350,000 options granted during the three and nine months ended September 30, 2007, of which 150,000 were granted to the Company’s counsel and vested immediately. The fair value of the Company’s options granted during this period was estimated at the grant date using the Black-Scholes option pricing model with the following the weighted average assumptions:

Expected life (in years)	8.71
Expected volatility	90%
Risk-free interest rate	4.38%
Expected dividend	—

No options were granted during the comparable periods in 2006.

In accordance with SFAS 123R, stock-based compensation expense recognized in the statements of operations for the three months and nine months ended September 30, 2007 is based on awards ultimately expected to vest.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has granted options to a total of six individuals and has not experienced any forfeitures of its prior option grants.  As such, the Company does not estimate any forfeitures on the options granted to date and therefore the compensation expense has not been reduced for estimated forfeitures.

The weighted average remaining contractual life for the options outstanding at September 30, 2007 is 8.1 years. The weighted average fair value of options exercisable at September 30, 2007 is $1.73.  As of September 30, 2007, all stock options, vested and non-vested, had no intrinsic value, as their exercise price exceeded the current market price of the Company’s common stock.

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months ended September 30, 2007 and 2006. Share-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2007 and 2006, was approximately $219,000 and $97,000, respectively. Share-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2007 and 2006, was approximately $307,000 and $291,000, respectively. As of September 30, 2007, approximately $177,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 23 months.

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

On May 12, 2006 the Company issued Notes in the aggregate principal amount of $11,660,000 and Series A Warrants to purchase up to 2,186,250 shares of the Company’s Common Stock.  The net proceeds of the issuance totaled approximately $10.3 million after direct placement costs of approximately $1.3 million. The Notes were convertible into 2,915,000 shares of HOTJ’s common stock at any time at the option of the holders at an initial conversion price of $4.00 per share, subject to adjustment. The Notes could have been converted at the Company’s option if certain criteria are satisfied.  The Company also entered into a Security Agreement that granted the holders of the Notes a first priority security interest in all of the Company’s assets.

The interest on the Notes was 9.75% payable quarterly, in arrears, and the Notes had an initial conversion price of $4.00. The conversion price was subject to adjustment if: (i) the Company failed to meet a Sales Threshold as shown on the following table; and (ii) the Average Market Price on the applicable date was less than $5.00.  The Sales Thresholds and dates were:

Sales Threshold	Date
$14,000,000 for the three fiscal quarters ending	September 30, 2006
$30,000,000 for the year ending	December 31, 2006
$45,000,000 for the year ending	December 31, 2007

The Company exceeded the Sales Threshold for the three fiscal quarters ended September 30, 2006.  Sales for the year ended December 31, 2006 totaled $31.8 million (including $22.4 million of loose diamond sales) and, accordingly, the Sales Threshold for that period was met. With the repayment of the Notes on October 12, 2007, the Company is no longer subject to an adjustment on the Warrants for failure to meet the Sales Threshold for 2007.

The Series A Warrants had an initial exercise price of $5.00 per share, a term of 60 months and became exercisable on November 12, 2006. The exercise price of the Series A Warrants and the number of shares issuable upon the exercise thereof, are subject to adjustment in certain circumstances, including the issuance of Common Stock or options, warrants or other rights to acquire Common Stock at a price per share less than the exercise price then in effect.

The Company also issued Series B Warrants to purchase up to 947,375 shares of the Company's Common Stock and Series C Warrants to purchase up to 1,894,750 shares of the Company's Common

Stock.  The Series B Warrants and Series C Warrants are not initially exercisable and only become exercisable upon the occurrence of certain conditions, including the Company causing a conversion of the Notes.  The occurrence of the certain conditions did not occur prior to the repayment of the Notes on October 12, 2007 and the Series B Warrants and Series C Warrants did not become exercisable.

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

The principal amount of the notes was to be repaid in nine quarterly installments, based on the principal outstanding at the time of the payment, beginning on April 1, 2007.  Such principal payments were paid either in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to pay an installment of principal was valued at the lower of the current Conversion Price or the Company Conversion Price which is equal to 85% of the Average Market Price as defined in the Notes.  Under certain conditions, if the Average Market Price equaled or exceeded $5.50 per share then the principal payment that is due would be deferred until the maturity date of the notes.

Interest was due quarterly, starting on July 1, 2006. The interest rate was 9.75% per annum. All or a portion of the accrued and unpaid interest was paid either in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to make an interest payment will be valued at the lower of the conversion price or 85% of the Average Market Price on the applicable interest payment date.  At September 30, 2007, interest payable of $214,933 is included in accrued expenses.

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

The Company is accounting for the Series A warrants, issued in connection with the note, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” since there is a possibility that they could be net cash settled in the event of a Fundamental Transaction which could be out of the control of the company. The warrant liability was valued at $3,804,075 on the warrant issuance date.  In accordance with EITF 00-19, the value of the warrant has been recorded as a liability subject to marked-to-market revaluation at each period end.  At September 30, 2007 and December 31, 2006, the warrant liability was valued at $502,837 and $3,804,075, respectively.  The Company recorded a gain on the change in the fair value of the warrant liability of $3,301,238 for the nine months ended September 30, 2007. The Company uses the Black-Scholes model to value the liability.  The assumptions used at May 12, 2006, December 31, 2006 and September 30, 2007 included expected volatility of 58.9%, 95.9% and 88.8% and a risk free interest rate of 5.00%, 4.53% and 4.59%, respectively.

The discount attributable to the issuance date intrinsic value of the conversion option and the fair value of the warrants, totaling approximately $6.6 million, is being amortized using the effective interest method over the term of the note.  During the three months and nine months ended September 30, 2007, $643,896, and $2,462,126, respectively, of this discount was amortized to expense.  For financial statement presentation purposes, the discount is allocated between current and non-current on a pro rata basis.

The components of convertible notes, net as of September 30, 2007 are as follows:

	Current	Non-Current
Principal amount of notes	$ 4,572,222	$ 3,395,000
Less discount	(1,114,800)	(827,770)
Net carrying value	$ 3,457,422	$ 2,567,230

In connection with the financing arrangement, the Company incurred financing costs of $1.3 million. The total financing costs were capitalized and are being amortized over the life of the note using the effective interest method. During the three months and nine months ended September 30, 2007, approximately $126,000 and $482,000 respectively, of the capitalized financing costs were amortized to expense.

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

On October 12, 2007, the Company entered into a series of Exchange and Payoff Agreements with the holders of the Notes. Pursuant to these agreements, the Company agreed to pay the holders 120% of the face value of the Notes plus accrued interest.  Payment of the Notes was made at the election of the holder via: (i) cash; (ii) Units; or (iii) a combination of cash and Units.   On October 12, 2007 the Company disbursed or caused to be disbursed to the holders of the Notes an aggregate amount including accrued interest of $9.8 million in full payment and discharge of the Notes. Of this aggregate sum, the Company paid holders of Notes who are affiliates the  following amounts for and in respect of their Notes: (i) Interplanet Productions Ltd. - $157,759 (ii) Sandbox Jewelry LLC - $157,759,  (iii) Jack Abramov - $50,483, (iv) Monty Abramov - $50,483 and (v) The Raphael Abramov and Rachel Abramov Family Trust - $56,793.

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

5.   Related party transactions

In connection with the merger in May 2005, the shareholders of Techline Jewelry, Inc. received distributions which included a note for $1,365,090 (and collateralized by a security interest in the assets of the subsidiary, subject to the first security interest held by a bank) payable over three years with interest at 8% a year. Further, the shareholders agreed to repurchase any of the accounts receivable at May 20, 2005 that remained outstanding over a specified period. As of September 30, 2007 and December 31, 2006, the amounts outstanding on the note are $608,012 and $705,782, respectively. Interest payable to the related party as of September 30, 2007 of $12,160 is included in accrued expenses. Interest payable to the related party as of December 31, 2006 of $16,309 is included in accounts payable.

On January 11, 2007, the Company issued a promissory note for $1,000,000 to a related party.  The note is due on demand and bears interest at 8%, payable quarterly.  Interest payable to the related party as of September 30, 2007 of $57,424 is included in accrued expenses.

In March 2004, the Company entered a lease for its office space lease which provides for minimum annual rent starting at $123,000 a year, increasing 3% per year through March 2009. A stockholder has guaranteed payments under the lease.

During the three months ended September 30, 2007 and 2006, the Company incurred $86,324 and $153,172 of royalty expense to related parties.  During the nine months ended September 30, 2007 and 2006, the Company incurred $233,372 and $291,825 of royalty expense to related parties.  At September 30, 2007 and December 31, 2006, there were prepaid royalties due to related parties of $500,159 and $175,229 included in prepaid expense and $100,000 and $50,000 of marketing fees due to related parties included in accrued expenses, respectively.

At September 30, 2007 and December 31, 2006, accounts payable included $54,625 relating to minimum payments for royalties due to related parties.

During the three months ended September 30, 2007 and 2006 the Company incurred marketing expense of $25,000 and $25,000, respectively, to related parties. During the nine months ended September 30, 2007 and 2006 the Company incurred marketing expense of $75,000 and $75,000, respectively, to related parties

During the three months ended September 30, 2007 and 2006, the Company recorded sales of $564,668 and $68,380 to related parties, respectively.  During the nine months ended September 30, 2007 and 2006, the Company recorded sales of $1,429,746 and $514,146 to related parties, respectively.

At September 30, 2007 and December 31, 2006, accounts receivable included $174,531and $203,839 due from related parties, respectively.

Certain affiliates of the Company each invested $125,000, for an aggregate amount of $375,000, in our offering of convertible notes in May 2006.  Interest payable to these affiliates of $19,365 is included in accrued expenses at September 30, 2007.  Interest payable to these affiliates of $3,047 and $6,094 is included in accounts payable and accrued expenses, respectively, at December 31, 2006.

6.

Subsequent Events

Private Placement

On October 12, 2007, the Company issued 6,119,737 Units to certain institutional and other accredited investors (“Investors”).    The Units were issued at $0.95 per unit and resulted in gross proceeds to the Company of $5,813,750.  Each Unit consisted of one share of the Company’s common stock (a “Share” or in the plural, “Shares”) and a common stock purchase warrant (a “Warrant” or in the plural, “Warrants”) that allows the holder to purchase an additional 1.5 common shares.   Accordingly, the Company issued Warrants to purchase an additional 9,179,605 shares of Common Stock that expire seven (7) years from the date of issuance and have an exercise price of $.95 per share.  The exercise price of the Warrants and the number of shares issuable upon the exercise thereof, are subject to adjustment in certain circumstances, including the issuance of Common Stock or options, warrants or other rights to acquire Common Stock at a price per share less than the exercise price then in effect.  In connection with the issuance of the Units, the Company entered into registration rights agreements with the purchasers of the Units that requires the Company to file a registration statement with the Securities and Exchange Commission relating to the Shares and the shares of common stock underlying the Warrants no later than November 12, 2007.  If such registration statement is not filed by such date, the Company will be subject to certain monetary penalties.  In connection with the transactions, the Company has agreed to amend the terms of certain warrants acquired by Investors in the Company’s August 2005 placement to (i) reduce the exercise price to $0.95 per share and (ii) extend the terms of those warrants to be concurrent with the expiration of the Warrants. Of the 6,119,737 Units issued, the following affiliates purchased the  following Units:  (i) Interplanet Productions Ltd. – 1,052,632 Units, (ii) Jack Abramov – 68,421 Units, (iii) Monty Abramov – 68,421 Units, (iv) Raphael Abramov – 73,684 Units, and (v) Aaron Grunfeld – 165,000 Units.  The Company is currently reviewing the recording of the Warrants as either a liability or equity. The Company used the issuance from the offering to:  (i) retire and in exchange for the current outstanding Notes; (ii) support an accounts receivable and credit facility and (ii) provide general working capital.  The Company utilized the services of Roth Capital Partners, LLC (“Roth”) and Financo Securities LLC (“Financo”) as placement agents and advisors in connection with this transaction.  The Company is currently in negotiations with the Roth and Financo as to the fees and warrants to be paid in connection with this transaction.  The fees and the fair value of the warrants issued to Roth and Financo will be recorded as a reduction to the net proceeds from the private placement

Loan and Security Agreement.

On October 12, 2007, the Company entered into a Loan Agreement with New Stream providing for an aggregate credit facility of $30 million, comprised of: (i) a $25,000,000 Revolving Note; and (ii) a $5,000,000 Term Note.   The term of the Loan Agreement is three years with a one year renewal period. The Loan Agreement contains certain financial covenants and is collateralized by a security interest in all of the Company’s assets.  The Revolving Note provides for borrowing up to $25,000,000 based upon levels of the Company’s inventory and accounts receivables.  Interest on the Revolving Notes is a floating rate equal to the greater of (a) the Prime Rate plus two and one-half percent (2.50%) per annum or (b) ten percent (10%) per annum. The Term Note is in the face amount of $5,000,000, has no principal amortization, and the principal is due and payable on maturity at the end of the three year term.   Interest on the Term Note is fixed at eighteen percent (18.0%) for the life of the Term. The Company used the proceeds from the initial borrowings under the Term and Revolving Notes to repay the outstanding Notes and for working capital and other general corporate purposes.

As an additional inducement for entering into the Loan Agreement, the Company issued to New Stream a warrant (the “New Stream Warrant”) to purchase 1,750,000 shares of common stock. The initial exercise price of the New Stream Warrant is $1.10 per share.  The New Stream Warrant provides for adjustment to the number of shares and exercise price upon the occurrence of certain events. The term of New Stream Warrant is seven (7) years from the date of issuance and provides for demand and piggy back registration rights.  The New Stream Warrant has a fair value of $1,137,500 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	7
Expected volatility	88.3%
Risk-free interest rate	5.1%
Expected dividend	—

Financo Securities LLC (“Financo”) acted as the Company’s advisor in connection with securing the credit facility described herein.  The Company paid Financo a cash fee of 1.0 % of the aggregate $30 million credit facility.

The fair value of the New Stream Warrant and the fees paid to Financo will be recorded as an asset as debt issuance costs to be amortized over the life of the loan. The Company is currently reviewing the recording of the New Stream Warrant as either a liability or equity.

Exchange and Payoff Agreements

On October 12, 2007, the Company entered into a series of Exchange and Payoff Agreements with the holders of the Notes (see Note 3).   Pursuant to these agreements, the Company agreed to pay the holders 120% of the face value of the Notes plus accrued interest.  Payment of the Notes was made at the election of the holder via: (i) cash; (ii) Units;,or (iii) a combination of cash and Units.   On October 12, 2007 the Company disbursed or caused to be disbursed to the holders of the Notes an aggregate amount including accrued interest of $9.8 million in full payment and discharge of the Notes. Of this aggregate sum, the Company paid holders of Notes who are affiliates the  following amounts for and in respect of their Notes: (i) Interplanet Productions Ltd. - $157,759 (ii) Sandbox Jewelry LLC - $157,759,  (iii) Jack Abramov - $50,483, (iv) Monty Abramov - $50,483 and (v) The Raphael Abramov and Rachel Abramov Family Trust - $56,793.  The unamortized deferred debt issuance cost associated with the Note and the unamortized warrant and beneficial conversion feature that had a value of $380,000 and $1,943,000, respectively, on September 30, 2007 will be expensed with the payoff of the Notes.  In accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt, the 20% premium in excess of the outstanding principal and accrued interest on October 12, 2007 or $1.6 million that was disbursed in connection with Payoff Agreement will be accounted for as an extinguishment of debt and expensed with the payoff of the Notes. With the issuance on October 12, 2007 of 6,119,737 Units at $0.95 per Unit in the private placement, the exercise price of the Series A Warrants was adjusted to $.95 and the number of shares to be purchased upon the exercise of the Series A Warrants were adjusted by an additional 9.3 million shares. The Company is currently reviewing the accounting for the adjustment in the Series A Warrants.

Nasdaq Notification

On October 29, 2007, the Company received a notice from The Nasdaq Stock Market (the “Nasdaq Notice”) indicating that the Company is not in compliance with the minimum bid price requirement for continued listing set forth under Nasdaq Marketplace Rule 4320(e)(2)(E)(ii) (the “Minimum Bid Price Rule”).  Under the rules set forth by the Nasdaq Listing Qualifications Department, issuing this notice is customary practice when a Nasdaq quoted company's closing price has been less than $1.00 per share for 30 consecutive trading days. According to the Nasdaq Notice, the Company has 180 calendar days, or until April 28, 2008, to regain compliance.  If, at any time before April 28, 2008, the bid price of the Company’s stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq staff will provide written notification that the Company complies with the Minimum Bid Price Rule.  If compliance with the Rule cannot be demonstrated by April 28, 2008, Nasdaq staff will determine whether the Company meets The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria Nasdaq staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not then eligible for an additional compliance period, Nasdaq staff will provide written notification that the Company’s securities will be delisted. In that event and at that time, the Company may appeal that Nasdaq staff determination to a Nasdaq Listing Qualifications Panel.

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

Results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006

Net sales for the three months ended September 30, 2007 totaled $4,879,000, a decrease of $7,129,000 or 59.4% from net sales of $12,008,000 for the three months ended September 30, 2006.  Of the decrease, $6,434,000 resulted from lower sales of loose diamonds.  In 2006, loose diamonds were sold to increase market penetration and brand awareness.  Sales of our Kathy Ireland and Elizabeth branded jewelry products decreased $750,000 for the three months ended September 30, 2007 compared to the same period in 2006, while the HOTJ branded jewelry product and other increased $55,000. The decline in sales is attributed to the delay in securing the Loan Agreement with New Stream that provided for an aggregate credit facility of $30 million that was closed on October 12, 2007 and the resultant lack of available inventory (see Note 6 – Subsequent Event).  Net sales for the three months ended September 30, 2007 also include $560,000 of related party sales as compared to $68,000 in the comparable period in 2006.

Our cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.  Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense.

Gross profit for the three months ended September 30, 2007 totaled $395,000, an decrease of $564,000 from a gross profit of $959,000 for the three months ended September 30, 2006.  Gross profit as a percentage of sales increased slightly to 8.1% for the three months ended September 30, 2007 from 8.0% for the comparable period in 2006. The decrease in gross profit resulted from decrease of sales of $6,434,000 of loose diamonds to wholesale trade and the decrease of Kathy Ireland and Elizabeth branded products of $750,000 for the three months ended September 30, 2007 as compared to the comparable period in 2006.

Selling, shipping and general and administrative expenses were $2,392,000 for the three months ended September 30, 2007, compared to $1,887,000 for the three months ended September 30, 2006, an increase of $505,000. As a percent of sales, selling, shipping and general and administrative expenses increased from 15.7% for the three months ended September 30, 2006 to 49.0% for the three months ended September 30, 2007 due primarily to the decrease in sales and an increase in expenses for the three months ended September 30, 2007.  Selling expenses decreased $64,000 due to lower sales commissions for the three months ended September 30, 2007 while advertising and marketing expenses increased by $182,000 due to increased catalog and co-op advertising expenses. Royalty expense to related parties decreased $67,000.  Non-cash compensation expense of $219,000 associated with options issued to our employees, directors and corporate counsel was expensed in the three months ended September 30, 2007 as compared to $97,000 for the comparable period in 2006.  Professional fees increased by $202,000 for the three months ended September 30, 2007 over the comparable period in 2006 due to expenses incurred in securing a credit facility.  Payroll and related expense increased $186,000 for three months ended September 30, 2007 as compared to the comparable period in 2006.  A decrease in other selling, shipping and general and administrative expenses accounted for the remaining change.

Interest expense was $987,000 for the three months ended September 30, 2007 compared to $1,357,000 for the same period last year. Of the interest expense for the three months ended September 30, 2007, $770,000 is non-cash expenses due to the amortization of costs of the Notes, and the balance is interest on the Notes and related party notes.

The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The decrease in the fair value of the warrant liability for the three months ended September 30, 2007 was $568,000 and is a result of the decrease in the trading value of our stock in the Third Quarter of 2007.

The Company recorded no provision for income taxes for the three months ended September 30, 2007 and 2006 due to the net loss incurred for the nine months ended September 30, 2007 and 2006. On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes.  The implementation of FIN 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.

Results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

Net sales for the nine months ended September 30, 2007 totaled $14,200,000, a decrease of $1,656,000 or 10.4% from net sales of $15,856,000 for the nine months ended September 30, 2006.  Sales of loose diamonds for the nine months ended September 30, 2007 of $10,215,000 decreased by $970,000 as compared to the same period in 2006.  Sales of our Kathy Ireland and Elizabeth branded jewelry products decreased $171,000 for the nine months ended September 30, 2007 compared to the same period in 2006, while the HOTJ branded jewelry product and other increased $111,000. Net sales for the nine months ended September 30, 2007 also include $1,425,000 of related party sales as compared to $514,000 in the comparable period in 2006.  During the First Quarter of 2007, management reduced the number of product offerings to focus on branded products and sold $700,000 of closeout merchandise at heavily discounted pricing.  During the nine months ended September 30, 2006, sales included $1,051,000 in closeout merchandise, primarily in our discontinued Mirabelle products which were sold at their current carrying value which is lower than their original cost.

Our cost of goods sold consists of the cost of merchandise (principally finished products), freight and duty. The Company does not have significant warehouse costs.  Our inventory management, fulfillment and freight out and insurance costs are included in selling, shipping, general and administrative expense.

Gross profit for the nine months ended September 30, 2007 totaled $1,663,000, an increase of $520,000 from a gross profit of $1,143,000 for the nine months ended September 30, 2006.  Gross profit as a percentage of sales increased to 11.7% for the nine months ended September 30, 2007 from 7.2% for the comparable period in 2006. The gross profit margin for the nine months ended September 30, 2007 and 2006 were impacted by sales of loose diamonds of $10.2 million and $11.2 million, respectively in both periods at margins averaging under five percent.  Sales of $700,000 of closeout merchandise of heavily discounted products in the First Quarter of 2007 also impacted the gross profit margin for the nine months ended September 30, 2007. Gross profit as a percentage of sales for the nine months ended September 30, 2006 was impacted by sales of closeout merchandise of approximately $1,051,000 at current carrying value as well the sales of heavily discounted products also contributed to the reduced gross profit.

Selling, shipping and general and administrative expenses were $6,487,000 for the nine months ended September 30, 2007, compared to $6,161,000 for the nine months ended September 30, 2006, an increase of $326,000. As a percent of sales, selling, shipping and general and administrative expenses increased from 38.9% for the nine months ended September 30, 2006 to 45.7% for the nine months ended September 30, 2007.  Advertising, marketing and selling expenses increased $401,000 for the nine months ended September 30, 2007 due to increased catalog and additional trade show expenses. Royalty expense to related parties decreased $57,000. Expenses related to being a public company decreased by $63,000 as $70,000 of filing fees were incurred in the nine months ended September 30, 2006 that were associated with the registration statement filed in 2006. $307,000 of non-cash compensation expense associated with options issued to our employees, directors and corporate counsel was expensed in the nine months ended September 30, 2007 as compared to $291,000 for the comparable period in 2006.  Also included in both the nine months ended September 30, 2007 and 2007 were $713,000 in non-cash expense relating to the amortization of intangibles. Professional fees decreased by $68,000 for the nine months ended September 30, 2007 over the comparable period in 2006 due to lower auditing fees.  Payroll and related expense increased $384,000 for nine months ended September 30, 2007 as compared to the comparable period in 2006. Travel and entertainment expenses decreased $167,000 for nine months ended September 30, 2007 as compared to the comparable period in 2006.  A decrease in other selling, shipping and general and administrative expenses accounted for the remaining change.

Interest expense was $3,876,000 for the nine months ended September 30, 2007 compared to $2,263,000 for the same period last year. Of the interest expense for the nine months ended September 30, 2007, $2,944,000 is non-cash expenses resulting from the amortization of costs of the Notes, and the balance is interest on the Notes and related party notes.

The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The decrease in the fair value of the warrant liability for the nine months ended September 30, 2007 was $3,301,000 and is a result of the decrease in the trading value of our stock during the nine months ended September 30, 2007.

The Company recorded no provision for income taxes for the nine months ended September 30, 2007 and 2006 due to the net loss incurred in each period. On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes.  The implementation of FIN 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.

Liquidity and Capital Resources

Operations and liquidity needs are funded through cash flows from operations, debt and equity offerings, as well as utilizing, when needed, borrowings under the Company’s various credit lines.

During the first nine months of 2007, our net cash used by operating activities was $327,000 as compared to $8,751,000 during the comparable period of 2006.  Our net loss of $5,385,000 for the first nine months of 2007, included a non-cash gain of $3,301,000 from the decrease in the fair value of the warrant liability, non-cash charges of $768,000 for depreciation and amortization expense, $307,000 of non-cash stock based compensation expense, $511,000 in non-cash expenses from the increase in the allowance for returns and bad debts and $2,944,000 of non-cash interest expense resulting from amortization of debt issuance costs and discounts on Notes. The other component of the cash used in operations during the nine months ended September 30, 2007 included an increase in prepaid expenses of $268,000.  These uses were offset by a decrease in accounts receivable of $1,042,000, a decrease in inventory of $723,000, an increase in accounts payable of $1,015,000 and an increase in accrued liabilities of $1,318,000.

During the first nine months of 2006, our net loss of $5,514,000 included a non-cash gain of $1,662,000 from the decrease in the fair value of the warrant liability, non-cash charges of $750,000 for depreciation and amortization expense, $291,000 of non-cash stock based compensation expense and $1,627,000 of non-cash interest expense resulting from amortization of debt issuance costs and discounts on Notes.  The other components of the cash used in operations included increase of accounts receivable of $11,060,000, an increase in inventory of $3,286,000, an increase in prepaid expenses of $535,000 and a decrease in accrued expenses of $230,000.  These decreases were somewhat offset by an increase in accounts payable of $10,212,000.

For the nine months ended September 30, 2007, investing activities used $125,000 for the purchase of computer software and hardware and the acquisition of an additional safe.

Investing activities used $34,000 in the nine months ended September 30, 2006 for the acquisition of additional safes.

For the nine months ended September 30, 2007, financing activities provided $224,000.  On January 11, 2007, the Company issued a promissory note for $1,000,000 to a related party.  On April 2, 2007, the Company paid the first principal payment of $1,087,222 and accrued interest of $238,509 on its Notes by issuing a total of 542,416 shares of common stock.  On July 2, 2007, the Company paid the second principal payment totaling $1,016,667 and accrued interest of $198,250 on its Notes

For the nine months ended September 30, 2006, financing activities provided $9,900,000 consisting of the net proceeds of our Note offering of $10,360,000. Notes payable to shareholder decreased by $442,000.  Repayment of our line of credit of $2 million was offset by the release of restricted cash by $2 million.

On October 12, 2007, the Company issued 6,119,737 Units to certain institutional and other accredited investors that were issued at $0.95 per unit and resulted in gross proceeds to the Company of $5,813,750.  Also, on October 12, 2007, the Company entered into the Loan Agreement with New Stream providing for an aggregate credit facility of $30 million, comprised of: (i) a $25,000,000 Revolving Note; and (ii) a $5,000,000 Term Note.   The Company used the proceeds from the issuance from the private placement and initial borrowings under the Term and Revolving Notes to repay and in exchange for the outstanding Notes for $9.8 million and for working capital and other general corporate purposes (see Note 6 – Subsequent Events).

Critical Accounting Policies and Use of Estimates

For a discussion of our critical accounting policies, we refer you to the corresponding section in Part II, Item 6 of our 2006 Annual Report on Form 10-KSB filed on April 16, 2007, on Form 10-KSB filed on August 10, 2007 and to the Note disclosures included in Part I, Item 1 of this report.

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

Item 3.

Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management identified inherent limitations in its electronic data processing software and plans to replace its electronic data processing software during the fourth quarter of 2007.

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

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2007, the Company issued 6,119,737 Units to certain institutional and other accredited investors.    The Units were issued at $0.95 per Unit and resulted in gross proceeds to the Company of $5,813,750.  Each unit consisted of one Share of the Company’s common stock and a common stock purchase Warrant that allows the holder to purchase an additional 1.5 common shares.   Accordingly, the Company issued Warrants to purchase an additional 9,179,605 shares of Common Stock that expire seven (7) years from the date of issuance and have an exercise price of $.95 per share.  The exercise price of the Warrants and the number of shares issuable upon the exercise thereof, are subject to adjustment in certain circumstances, including the issuance of Common Stock or options, warrants or other rights to acquire Common Stock at a price per share less than the exercise price then in effect.  In connection with the issuance of the Units, the Company entered into registration rights agreements with the purchasers of the Units that require the Company to file a registration statement with the Securities and Exchange Commission relating to the Shares and the shares of common stock underlying the Warrants no later than November 12, 2007.  If such registration statement is not filed by such date, the Company will be subject to certain monetary penalties.  In connection with the transactions, the Company has agreed to amend the terms of certain warrants acquired by investors in the Company’s August 2005 placement to (i) reduce the exercise price to $0.95 per share and (ii) extend the terms of those warrants to be concurrent with the expiration of the Warrants.  The Company used the proceeds from the issuance to retire and in exchange for the current outstanding Notes and for working capital and other general corporate purposes.

The issuances of the securities underlying the Units are exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act as transactions not involving a public offering. The Company did not engage in any general solicitation or general advertising in connection with the offer and sale of any of these securities. Each of the Investors is an institutional investor or other accredited investor and represented that it was acquiring the Units for investment purposes only.

As an additional inducement for entering into the Loan Agreement, the Company issued to New Stream a New Stream Warrant to purchase 1,750,000 shares of common stock. The initial exercise price of the New Stream Warrant is $1.10 per share.  The New Stream Warrant provides for adjustment to the number of shares and exercise price upon the occurrence of certain events.  The term of the New Stream Warrant is seven years from the date of issuance and provides for demand and piggy back registration rights.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company submitted the equity issuance referenced in Item 2 to a vote of the security holders on August 30, 2007.  A majority of Security Holders approved the issuance.

On November 9, 2007, the Company submitted to the Security Holders for the Annual meeting to be held on November 19, 2007 the following:

1.

To amend the articles of incorporation of  House of Taylor Jewelry, Inc. to increase the number of authorized directors from five (5) to a floating number  no less than five (5) and no more than nine (9), as determined by the Board.

2.

To elect six (6) directors to serve until the 2008 Annual Meeting of Stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal;

3.

To ratify adoption of the House of Taylor Jewelry, Inc. 2007 Stock Compensation Plan;

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

HOUSE OF TAYLOR JEWELRY, INC.

Dated: November 9, 2007	/s/ Jack Abramov
Jack Abramov Chief Executive Officer

Dated: November 9, 2007	/s/ Robert Rankin
Robert Rankin Chief Financial Officer (Principal Accounting Officer)